Form 10-Q
period 2021-02-28
CXJ GROUP CO., Ltd
filed 2021-04-19
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-248779

CXJ GROUP CO., Limited

(Exact name of registrant as specified in its charter)

Nevada	85-2041913
(State or jurisdiction of Classification Code Number)	(I.R.S. Employer incorporation or organization)

C290, DoBe E-Manor, Dongning Road No. 553, Jianggan District, Hangzhou City, Zhejiang Province, China, 310026

(Address of principal executive offices, including zip code)

(86) 18668175727

(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2021
Common Stock, $.001 par value	101,487,017

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of February 28, 2021(unaudited) and May 31, 2020 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended February 28, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months and Nine Months Ended February 28, 2021 and 2020 (unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2021 and 2020 (unaudited)	8
	Notes to the Consolidated Financial Statements	9-22
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	30

ITEM 1.	Legal Proceedings	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3.	Defaults Upon Senior Securities	30
ITEM 4.	Mine Safety Disclosures	30
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	30
Signatures		31

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of CXJ GROUP CO., Limited (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF February 28, 2021 and May 31, 2020

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	February 28, 2021	May 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Account receivables	718,210	436,620
Prepayments, deposits and other receivables	982,990	2,518,698
Inventories	22,250	124,658
Due from a director	-	115,868
Due from a shareholder	50,000	51,458
Cash and cash equivalents	$1,493	$15,588

Total current assets	1,774,943	3,262,890

NON-CURRENT ASSETS
Operating lease right-of-use assets	91,072	192,741
Intangible assets	104,300	29,646

Total non-current assets	195,372	222,387

TOTAL ASSETS	$1,970,315	$3,485,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	272,607	156,955
Advanced received, accrued expenses and other payables	2,406,375	3,735,680
Amount due to a director	67,720	26,302
Operating lease liabilities, net of current portion	53,869	83,044

Total current liabilities	2,800,571	4,001,981

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	38,060	112,759

TOTAL LIABILITIES	2,838,631	4,114,740

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,487,017 and 101,487,017 shares issued and outstanding as of February 28, 2021 and May 31, 2020 respectively	101,487	101,487
Additional paid-in capital	-	-
Accumulated other comprehensive income (expense)	(58,046)	7,215
Accumulated deficit	(911,757)	(738,165)

TOTAL STOCKHOLDERS’ EQUITY	(868,316)	(629,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,970,315	$3,485,277

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED February 28, 2021 and February 29, 2020

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the three months ended		For the nine months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE	$	$	$	$
- Non-related party	251,602	-	740,504	-

COST OF REVENUE	(85,923)	-	(282,245)	-

GROSS PROFIT	165,679	-	458,259	-

OTHER INCOME	1,439	-	1,440	1,406

Selling and distribution expenses	(71,627)	-	(311,282)	-
GENERAL AND ADMINISTRATIVE EXPENSES	(129,131)	(4,851)	(313,897)	(14,766)

LOSS FROM OPERATIONS	(33,640)	(4,851)	(165,480)	(13,360)

INTEREST EXPENSE	-	-	-	-

LOSS BEFORE INCOME TAX	(33,640)	(4,851)	(165,480)	(13,360)

INCOME TAXES EXPENSE	(491)	-	(8,112)	-

NET LOSS	$(34,131)	$(4,851)	$(173,592)	$(13,360)

Other comprehensive income:
- Foreign exchange adjustment loss	(10,383)	-	(65,261)	-
COMPREHENSIVE LOSS	$(44,514)	$(4,851)	$(238,853)	$(13,360)

Net loss per share - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,487,017	76,411,315	101,487,017	76,411,315

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICITS

FOR THE THREE MONTHS AND NINE MONTHS ENDED February 28, 2021 and February 29, 2020

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)(Unaudited)

For the three months ended February 28, 2021

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE EXPENSE	ACCUMULATED DEFICIT	STOCKHOLDER’ DEFICIT

Balance as of November 30, 2020 (Unaudited)	101,487,017	101,487	-	(47,663)	(877,626)	(823,802)
Net Loss	-	-	-	-	(34,131)	(34,131)
Foreign currency translation	-	-	-	(10,383)	-	(10,383)
Balance as of February 28, 2021 (Unaudited)	101,487,017	101,487	-	(58,046)	(911,757)	(868,316)

For the nine months ended February 28, 2021

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE EXPENSE	ACCUMULATED DEFICIT	STOCKHOLDER’ DEFICIT

Balance as of May 31, 2020 (Audited)	101,487,017	101,487	-	7,215	(738,165)	(629,463)
Net Loss	-	-	-	-	(173,592)	(173,592)
Foreign currency translation	-	-	-	(65,261)	-	(65,261)
Balance as of February 28, 2021 (Unaudited)	101,487,017	101,487	-	(58,046)	(911,757)	(868,316)

For the three months ended February 29, 2020

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDER’ DEFICIT

Balance as of November 30, 2019 (Unaudited)	10,122,217	100,122	(28,577)	-	(51,420)	(77,279)
Converted to common stock			-	-	-
Net Loss	-	-	-	-	(4,851)	(4,851)
Balance as of February 29, 2020 (Unaudited)	100,122,217	100,122	(28,577)	-	(56,271)	(72,428)

For the nine months ended February 29, 2020

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDER’ DEFICIT

Balance as of May 31, 2019 (Audited)	24,356,062	24,356	4,343	-	(42,911)	(14,212)
1 for 200 reverse stock split	(24,233,845)	(24,234)	24,234	-	-	-
Preferred stock iussed and converted to common stock	100,000,000	100,000	-	-	-	100,000
Net Loss	-	-	-	-	(13,360)	(13,360)
Balance as of February 29, 2020 (Unaudited)	100,122,217	100,122	(28,577)	-	(56,271)	(72,428)

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED February 28, 2021 and 2020

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the nine months ended
	February 28, 2021	February 29, 2020
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,592)	$(13,360)
Adjustments to reconcile net loss to net cash used in operating activities
Termination of lease	(3,675)	-
Operation lease expense	58,739	-
Changes in operating assets and liabilities:
Accounts receivables	(281,590)	-
Prepayments, deposits and other receivables	1,535,708	-
Inventories	102,408	-
Accounts payable	138,661	-
Amount due to a director	160,781	9,562
Operating lease liabilities	(57,561)	-
Advanced received, accrued expenses and other payables	(1,352,313)	3,798

Net cash provided by operating activities	127,566	-

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of intangible assets	(74,654)	-

Net cash used in investing activity	(74,654)	-

CASH FLOWS FROM FINANCING ACTIVITY
Loan from related parties	34	-

Net cash provided by financing activity	34

Effect of exchange rate changes on cash and cash equivalents	(67,041)	-

Net change in cash and cash equivalents	(14,095)	-
Cash and cash equivalents, beginning of period	15,588	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,493	$-

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED February 28, 2021 and year ended may 31, 2020

(Unaudited)

Note 1. Company Overview

CXJ Group Co., Limited (“we”, “us”, the “Company” or “ECXJ”) was originally incorporated in State of Nevada on August 20, 1998 under the name Global II, Inc and underwent several name changes prior to its current name. Until August 2019, the Company was known as Global Entertainment Corp., which was a dormant company.

On March 04, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for the Company, proper notice having been given to the officers and directors of Global Entertainment Corporation. There was no opposition. On June 18, 2019, control of the Company was transferred by the entity controlled by Custodian Ventures, LLC to Xinrui Wang, our director, by selling him 10,000,000 shares of Series A Preferred stock and 17,700,000 shares of common stock for a purchase price of $175,000.

On June 21, 2019, Lixin Cai was appointed act as the new President, CEO, Secretary and Chairman of the Board of Directors of the Company. On June 21, 2019, Cuiyao Luo was appointed act as the new CFO, Treasurer and Member of the Board of Directors of the Company. On September 30, 2019, the Company appointed three more members to the Board of Directors of the Company, and they are Xinrui Wang, Wenbin Mao and Baiwan Niu.

Effective July 9, 2019 we changed our name from Global Entertainment Corp to CXJ Group Co., Limited. On July 12, 2019, the Company effectuated a 1 for 200 reverse stock split, while the authorized shares of common stock and preferred shares totally had been increased to 500,000,000. As a result of the foregoing we changed our trading symbol from GNTP and began trading as ECXJ on August 5, 2019.

On October 4, 2019, Xinrui Wang (the “Seller”), entered into a Stock Purchase Agreement to pursuant to which the Seller agreed to sell to Wenbin Mao and Baiwan Niu (the “Purchasers”), totaling 1,500,000 preferred stock of the Company (“Shares”) owned by the Seller, for an amount of $1,500. On October 8, 2019, Xinrui Wang, Wenbin Mao and Baiwan Niu effectuated a 1 for 10 conversion to convert all their preferred stock totaling 10,000,000 to 100,000,000 common shares. As a result of the conversion, there was no preferred stock outstanding of the Company as of October 8, 2019.

On May 28, 2020, we consummated the transactions contemplated by the Share Exchange Agreement among the Company, CXJ Investment Group Company Limited, a British Virgin Islands Corporation (“CXJ”) and the shareholder of CXJ, pursuant to which we acquired all the ordinary shares of CXJ in exchange for the issuance to the shareholder of CXJ of an aggregate of 1,364,800 shares of the Company. The shareholder is the selling security holder in this prospectus and are all affiliates. As a result of the transactions contemplated by the Share Exchange, CXJ became a wholly-owned subsidiary of the Company.

ECXJ, through its wholly owned subsidiary, CXJ and its subsidiaries and the VIE own and operate an active automobiles products trading and services business in the People’s Republic of China. Our business is supporting our alliance with products and technical services enable them to service consumers in China.

Note 2. Summary of Significant Accounting Policies

(a)	Basis of presentation and liquidation

The condensed consolidated balance Sheets as of February 28, 2021 and May 31, 2020 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the nine months ended February 28, 2021 and 2020 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $173,592 and $13,360 during the nine months ended February 28, 2021 and 2020, respectively. As of February 28, 2021 and May 31, 2020, the Company had an accumulated deficit of $911,757 and $738,165, respectively. Although it was loss in these two years, the Company generated net cash inflow from operations of $127,566 and $0 during the nine months ended February 28, 2021 and 2020, respectively.

As of February 28, 2021 and May 31, 2020, the Company had cash and cash equivalents of $1,493 and $15,588, the current liability of $2,800,571 and $4,001,981. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b)	Principles of consolidation

The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries and the VIE. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE have been eliminated upon consolidation.

To comply with PRC laws and regulations, the Company provides substantially trading of exhaust cleaner and brand name management service in China via its VIE, which hold critical operating licenses that enable the Company to do business in China. Substantially all of the Company’s revenues, costs and net income (loss) in China are directly or indirectly generated through these VIE. The Company has signed various agreements with its VIE and legal shareholders of the VIE to allow the transfer of economic benefits from the VIE to the Company and to direct the activities of the VIE.

The Company believes that the contractual arrangements among its subsidiaries, the VIE and its shareholders are in compliance with the current PRC laws and legally enforceable. However, uncertainties in the interpretation and enforcement of the PRC laws, regulations and policies could limit the Company’s ability to enforce these contractual arrangements. As a result, the Company may be unable to consolidate the VIE and its subsidiary in the consolidated financial statements. The Company’s ability to control its VIE also depends on the authorization by the shareholders of the VIE to exercise voting rights on all matters requiring shareholders’ approval in the VIE. The Company believes that the agreements on authorization to exercise shareholder’s voting power are legally enforceable. In addition, if the legal structure and contractual arrangements with its VIE were found to be in violation of any future PRC laws and regulations, the Company may be subject to fines or other actions. The Company believes the possibility that it will no longer be able to control and consolidate its VIE as a result of the aforementioned risks and uncertainties is remote.

The following table sets forth its subsidiaries and the VIE, including their country of incorporation or residence and our ownership interest in such subsidiaries. Please see Note 4”VIE Structure and Arrangement”.

Subsidiaries:	Date of incorporation	Interest %	Place of incorporation

CXJ Investment Group Company Ltd	2020/2/19	100%	BVI
CXJ (HK) Technology Group Company Ltd	2020/3/11	100%	Hong Kong
CXJ (SHENZHEN) TECHNOLOGY CO., LTD	2020/5/26	100%	PRC
VIE:
CXJ TECHNOLOGY (HANGZHOU) CO., LTD	2019/3/28	100%	PRC

(c)	Use of estimates

The accompanying consolidated financial statements have been prepared in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but not limited to economic lives and impairment of long-lived assets, valuation allowance for deferred tax assets, and uncertain tax position. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

(d)	Foreign currency

The functional currency of the Company, CXJ Group Co., Ltd, CXJ Investment Group Company Ltd and CXJ (HK) Technology Group Company Ltd is US Dollar. The VIE determined their functional currency to be Chinese Remibi, or RMB based on the criteria of ASC 830, Foreign Currency Matters. The Company uses USD as its reporting currency.

The Company uses the average exchange rate for the year and the exchange rate at the balance sheet date to translate the operating results and financial position, respectively. The Company also uses the historical exchange rate at the initial transaction date to translate the capital and various reserve items. Translation differences are recorded in accumulated other comprehensive income (loss), a component of shareholders’ deficits.

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended
	February 28, 2021	February 29, 2020
Period-end CNY: US$1 exchange rate	6.48	6.99
Period-average CNY: US$1 exchange rate	6.74	7.00
Period-end HK$: US$1 exchange rate	7.76	7.77
Period-average HK$: US$1 exchange rate	7.75	7.82

(e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months.

(f)	Accounts Receivable and allowance for doubtful accounts

Accounts receivable are stated at the historical carrying amount net of allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts which reflects its best estimate of amounts that potentially will not be collected. The Company determines the allowance for doubtful accounts taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

(g)	Inventories, net

Inventories, consisting of finished goods, work in process, and raw materials. Inventories are stated at the lower of cost and net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving and obsolete inventory, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased.

(h)	Prepayments

Prepayments are mainly consisted of prepaid income tax, rental, prepayments for consulting fee and advances to supplies.

(i)	Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of software, non-patent technology and land use right. The Company typically amortizes its software and non-patent technology with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives.

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government for a specified period of time. The Company amortizes its land use rights using the straight-line method over the periods the rights are granted.

The estimated useful lives are as follow:

Non-patent technology	5 years

(j)	Impairment of long-lived assets other than goodwill

The Company evaluates its long-lived assets, including fixed assets and intangible assets with finite lives, for impairment whenever events or changes in circumstances, such as a significant adverse change to market conditions that will impact the future use of the assets, indicate that the carrying amount of an asset may not be fully recoverable. When these events occur, the Company evaluates the recoverability of long-lived assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available.

For all periods presented, there was no impairment of any of the Company’s long-lived assets.

(k)	Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, amount due from/to related parties, merchant deposits, payables to merchants. The carrying values of these financial instruments approximate their fair values due to their short-term maturities.

The Company applies ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach; and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

(l)	Revenue recognition

Effective March 20, 2017, the Company early adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). Under Topic 606, revenues are recognized when the promised products have been confirmed of delivery or services have been transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

Product Revenue

We generate revenue primarily from the sales of automobile exhaust cleaners and auto parts directly to members. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or shipped to our customers. Our sales arrangements for automobile exhaust cleaners and auto parts usually require a full prepayment before the delivery of products.

We also generate revenue from the sales of auto parts directly to the members, such as a business or individual engaged in auto parts businesses. We recognize revenue at a point in time when products are delivered and customer acceptance is made. For the sales arrangements of auto parts products, we generally require payment upon issuance of invoices.

Service Revenue

We also generate revenue from brand name authorization fee and brand name management service under separate contracts. Revenue from brand name authorization and management services include service fees for provision of brand name “teenage hero car” to our members, and provision of management service. Revenue from the maintenance service to the members is recognized at a point in time when services are provided. Revenue from the management service to the customer is recognized as the performance obligation is satisfied over time over the contracting period.

(m)	Sales and Marketing expense

Selling and handling costs amounted to $311,282 and $nil for the nine months ended February 28, 2021 and 2020, respectively. Selling and marketing costs are expensed as incurred and included in selling expenses.

(n)	General and administrative expenses

General and administrative expenses consist primarily of research and development expenses, salary and welfare for general and administrative personnel, rental expenses, entertainment expenses, general office expenses and professional service fees.

(o)	Operating Leases

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of factory buildings, offices and employee dormitories, where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. The Company had no finance leases for any of the periods stated herein.

Upon and hereafter the adoption of ASC 842 on January 1, 2019:

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s consolidated balance sheets. Please refer to Note 2-Recently adopted accounting pronouncements for the disclosures regarding the Company’s method of adoption of ASC 842 and the impacts of adoption on its consolidated balance sheets, results of operations and cash flows. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2019 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and(c) initial direct costs.

(p)	Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 17% for the period from the beginning of 2018 till the end of April 2018, then changed to 16% from May 2018 to the end of March 2019, and changed to 13% from April 2019. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverables if input VAT is larger than output VAT. All of the VAT returns filed by the Company’s subsidiaries in China, have been and remain subject to examination by the tax authorities.

(q)	Income taxes

The Company followed the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes, or ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company recorded a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in tax expense in the period that includes the enactment date of the change in tax rate.

The Company accounted for uncertainties in income taxes in accordance with ASC 740. Interest and penalties related to unrecognized tax benefit recognized in accordance with ASC 740 are classified in the consolidated statements of comprehensive loss as income tax expense.

British Virgin Island

Under the current tax laws of British Virgin Island, the Company and its subsidiaries are not subject to tax on their income or capital gains. In addition, upon of dividends by the Company to its shareholders, no British Virgin Island withholding tax will be imposed.

United States

Under the current tax laws of United States, the Company and its subsidiaries are not subject to tax on their income or capital gains. In addition, upon of dividends by the Company to its shareholders, no United States withholding tax will be imposed.

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the nine months ended February 28, 2021 and the year ended May 31, 2020, respectively:

	For the nine months ended February 28, 2021	For the year ended May 31, 2020
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25.0)	(25.0)
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5	16.5
Effective income tax rate	16.5%	16.5%

Income tax expense for the nine months ended February 28, 2021 and February 29, 2020, respectively are as follows:

	For the nine months ended
	February 28, 2021	February 29, 2020
Current	8,112	-
Deferred	-	-
Income tax expense	8,112	-

(r)	Employee benefit expenses

As stipulated by the regulations of the PRC, full-time employees of the Company are entitled to various government statutory employee benefit plans, including medical insurance, maternity insurance, workplace injury insurance, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company is required to make contributions to the plan and accrues for these benefits based on certain percentages of the qualified employees’ salaries.

(s)	Comprehensive income (loss)

Comprehensive income (loss) is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Company’s comprehensive income (loss) includes net loss and foreign currency translation adjustment and is presented in the consolidated statements of operations and comprehensive income (loss).

(t)	Loss per share

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net loss is allocated between ordinary shares and other participating securities based on their participating rights. Diluted loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of shares issuable upon the exercise of share options using the treasury stock method. Ordinary equivalent shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive.

(u)	Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s Chief Executive Officer as the chief operating decision-maker reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company operates and manages its business as a single segment. As the Company’s long-lived assets are substantially all located in the PRC and substantially all the Company revenues are derived from within the PRC, no geographical segments are presented.

(v)	Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard effective January 1, 2019 and elected the package of practical expedients permitted under the transition guidance, which allows to carryforward our historical lease classification, and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company estimates approximately US$374,341 would be recognized as total right-of-use assets and total lease liabilities on its consolidated balance sheet as of June 1, 2019. Other than additional disclosure, the Company does not expect the new standard to have a material impact on its consolidated financial statements.

Note 3. Acquisition

On March 28, 2019, Mr. Cai, Lixin (Mr. Cai), the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, incorporated CXJ Technology (Hangzhou) Co., Ltd (“CXJHZ”) in Hangzhou, China. Mr. Cai in turn incorporated CXJ Investment Group Company Ltd (“CXJ”), CXJ (HK) Technology Group Company Ltd (“CXJHK”), and CXJ (Shenzhen) Technology Co., Ltd (“CXJSZ”) and reorganized these entities with CXJ being a holding entity with the solely shareholder. As a result of the reorganization, CXJ owns 100% interest in CXJHK and CXJHK owns 100% interest in CXJSZ. CXJSZ controls 100% interest in CXJHZ through VIE contractual arrangements as disclosed in Note 4. Such reorganization was completed on May 28, 2020.

On June 18, 2019, the Company underwent a change of control as a result of the transfer of 10,000,000 shares of Series A Preferred stock (which voted on a 10 for one basis at the time of the change of control) from Custodian Ventures, LLC and 17,700,000 shares of common stock to Xinrui Wang.

On May 28, 2020, we consummated the transactions contemplated by the Share Exchange Agreement among the Company, CXJ Investment Group Company Limited (“CXJ”), a British Virgin Islands Corporation and the shareholder of CXJ, pursuant to which we acquired all the ordinary shares of CXJ in exchange for the issuance to the shareholder of CXJ of an aggregate of 1,364,800 shares of the Company. The shareholder is the selling security holder in this prospectus and are all affiliates. As a result of the transactions contemplated by the Share Exchange, CXJ became a wholly-owned subsidiary of the Company.

The Company accounted for above transaction as a reverse acquisition under ASC Subtopic 805-40, based on the fact that the CXJ is an accounting acquirer and the Company is the accounting acquiree. Meanwhile, the CXJ retrospectively consolidates the Company and as if it had been owned by CXJ since May 28, 2020, the date the Company was acquired by Mr. Lixin Cai, in accordance with ASC Subtopic 805-50.

Note 4. VIE Structure and Arrangements

The Company consolidates VIE in which it holds a variable interest and is the primary beneficiary through contractual agreements. The Company is the primary beneficiary because it has the power to direct activities that most significantly affect their economic performance and have the obligation to absorb the majority of their losses or benefits. The results of operations and financial position of the VIE are included in the Company’s consolidated financial statements.

In order to operate its business in PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added services, the Company entered into a series of contractual agreements with the VIE: CXJ Technology (Shenzhen) Co., Ltd. (“CXJSZ”). These contractual agreements may not be terminated by the VIE, except with the consent of, or a material breach by us. Currently, the Company is still evaluating the overall operating strategy for business and does not have plan to provide any funding to the VIE. Please refer to Note 7 for associated regulatory risks.

The key terms of the VIE Agreements are summarized as follows:

(a)	Exclusive Consulting and Services Agreement

The WFOE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to the VIE, and the VIE is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by WFOE. As compensation for providing the services, WFOE is entitled to receive service fees from the VIE equivalent to the WFOE’s cost plus certain percentage of such costs as calculated on accounting policies generally accepted in the PRC. The WFOE and the VIE agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

(b)	Equity Pledge Agreement

The VIE’s shareholders pledged all of their equity interests in VIE (the “Collateral”) to WFOE, our wholly owned subsidiary in PRC, as security for the performance of the obligations to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the VIEs’ Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

(c)	Exclusive Option Agreement

The VIEs’ Shareholders granted an exclusive option to WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the VIE’s shareholders’ equity in the VIE. The exercise price of the option shall be determined by WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in the VIE held by the VIEs’. Shareholders are transferred to WFOE, or its designee and may not be terminated by any part to the agreement without consent of the other parties.

(d)	Power of Attorney

The VIE’s shareholders granted WFOE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of the VIE. The VIE’s shareholders may not transfer any of its equity interest in the VIE to any party other than WFOE. The Power of Attorney agreements may not be terminated except until all of the equity in VIEs has been transferred to WFOE or its designee.

Note 5. Shareholders’ equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of February 28, 2021 and May 31, 2020.

Effective July 9, 2019 we changed our name from Global Entertainment Corp to CXJ Group Co., Limited. On July 12, 2019, the Company effectuated a 1 for 200 reverse stock split, while the authorized shares of common stock and preferred shares totally had been increased to 500,000,000. As a result of the foregoing we changed our trading symbol from GNTP and began trading as ECXJ on August 5, 2019.

On October 4, 2019, Xinrui Wang (the “Seller”), entered into a Stock Purchase Agreement to pursuant to which the Seller agreed to sell to Wenbin Mao and Baiwan Niu (the “Purchasers”), totaling 1,500,000 preferred stock of the Company (“Shares”) owned by the Seller, for an amount of $1,500. On October 8, 2019, Xinrui Wang, Wenbin Mao and Baiwan Niu effectuated a 1 for 10 conversion to convert all their preferred stock totaling 10,000,000 to 100,000,000 common shares. As a result of the conversion, there was no preferred stock outstanding of the Company as of October 8, 2019.

On May 28, 2020, we consummated the transactions contemplated by the Share Exchange Agreement among the Company, CXJ Investment Group Company Limited, a British Virgin Islands Corporation (“CXJ”) and the shareholder of CXJ, pursuant to which we acquired all the ordinary shares of CXJ in exchange for the issuance to the shareholder of CXJ of an aggregate of 1,364,800 shares of the Company. The shareholder is the selling security holder in this prospectus and are all affiliates. As a result of the transactions contemplated by the Share Exchange, CXJ became a wholly-owned subsidiary of the Company.

Note 6. Account receivables, Net

As of February 28, 2021 and May 31, 2020. our account receivables are $718,210 and $436,620, respectively. Account receivables allowance is $0 as of February 28, 2021 and May 31, 2020.

Note 7. Prepayment, deposits and other receivables

Prepaid expenses and other receivables consisted of the following at February 28, 2021 and May 31, 2020:

	As of
	February 28, 2021	May 31, 2020
	(unaudited)	(audited)
Prepayment	22,824	110,382
Deposit	21,133	39,598
Other receivables	939,033	2,368,718
Total	$982,990	$2,518,698

Other receivables

Description	Amount (USD)	Remark
Staffs advance	11,725	-
VAT receivable and others	42,703	-
Expenses paid on behalf of the other companies	379,713	The amount due is unsecured, non-interest bearing and repayable on demand
Loan to other companies	504,892	The amount due is unsecured, non-interest and repayable within a year
Total	939,033

As of February 28, 2021, the balance $21,133 represented the rental deposit, the balance $22,824 represented an outstanding prepaid expense and prepayment which included rental and building management fee, consulting fee, goods and parts purchases, car expenses and office expenses, the balance $939,033 represented other receivables, which included $11,725 the employee receivables, $42,703 VAT receivable and others, $379,713 expenses paid on behalf of the other companies and $504,892 loan to other companies, will repayable within a year.

Note 8. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	As of
	February 28, 2021	May 31, 2020
	(unaudited)	(audited)
Software	104,300	29,646
Less: Accumulated amortization	-	-
Total	$104,300	$29,646

During the period ended February 28, 2021, the Company still increased the development of the enterprise resource planning system (ERP) for the partners or clients, the system can be used on both PC/APP, the Company reassessed the whole program can be completed in the year of 2021. The function can be classified into vehicles management, membership management, inventory management and financial management. The app for clients or partners is also available on WeChat mini program to manage consumers’ request and reservation. No amortization provision for the period ended February 28, 2021.

Note 9. Account Payables

Accounts payable consists of the following:

	As of
	February 28, 2021	May 31, 2020
	(unaudited)	(audited)
Account payables	$272,607	$156,955
Total	$272,607	$156,955

The account payables balance of $272,607 includes payables to vendors for automobile exhaust cleaner and auto parts. It was expected to be paid in the end of 2021.

Note 10. Advanced received, accrued expenses and other payables

	As of
	February 28, 2021	May 31, 2020
	(unaudited)	(audited)
Accrued expenses	166,049	66,934
Advanced received	1,628,293	2,185,552
Other payables	612,033	1,483,194
Total	$2,406,375	$3,735,680

Advanced received

	USD	Remark
Goods purchases from customer	96,561
Brand name management fees from customers	983,455
Inbound marketing	548,277	Will recognize the revenue in the coming year
Total	1,628,293

Other payables and accrued include accrued rental expenses, tax and surcharges payable, employee payables and payable to other companies. USD1,628,293 Advanced received from customers are including USD983,455 brand name management fee, USD96,561 goods purchases paid by customers and USD548,277 inbound marketing paid by customers that can recognized as revenue in the coming one year.

Note 11: Related party transaction

(a) Related party list

Names of related parties	Relationship with the Company
New Charles Technology Group Limited	Company controlled by the director
Lixin Cai	Director
Cuiyao Luo	Director

The Company had the following related party balances and transactions as of and for the nine months ended February 28, 2021 and the year ended May 31, 2020. All related parties are controlled by either the founder or the directors of the Company and are providing professional services for the Company to facilitate its operation of the Company. These advanced balances are short-term in nature, bearing no interest, and due on demand.

Amounts due from related parties	As of
	February 28, 2021	May 31, 2020
	(unaudited)	(audited)
Lixin Cai	-	115,868
New Charles Technology Group Limited	50,000	51,458
Total	$50,000	$167,326

As of May 31, 2020, the amount $115,868 loan to the director “Lixin Cai”, The amount due is unsecured, interest free and has no fixed repayment term. As the reporting date, the amount due from the director is Nil. $51,458 to New Charles Technology Group Limited mainly represents $50,000 of unpaid authorized share capital, and New Charles Technology Group Limited will settle the outstanding balance in the coming year.

As of February 28, 2021, the amount due from New Charles Technology Group Limited mainly represents $50,000 of unpaid authorized share capital, and New Charles Technology Group Limited will settle the outstanding balance in the coming year.

Amounts due to related parties	As of
	February 28, 2021	May 31, 2020
	(unaudited)	(audited)
Cuiyao Luo	67,720	26,302
Total	$67,720	$26,302

As of February 28, 2021 and May 31, 2020, Cuiyao Luo advanced $67,720 and $26,302 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Note 12. Lease Right-Of-Use Asset and Lease Liabilities

The Company officially adopted ASC 842 for the period on and after June 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of June 1, 2019, the Company recognized approximately US$247,369, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 1, 2019, with discounted rate of 3.25% adopted from The People’s Bank Of China’s base lending rate as a reference for discount rate, as this bank is the largest bank and national bank of China.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	259,257
Less: imputed interest	(11,888)
Initial recognition as of June 1, 2019	$247,369

As of February 28, 2021, operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	247,369
Accumulated amortization	(118,595)
Foreign exchange translation	23,596
Less: Disposal the old office lease on November 30,2020	(138,844)
Add: New office lease on November 30, 2020	77,546
Balance as of February 28, 2021	$91,072

As of February 28, 2021, operating lease liability as follow:
Initial recognition as of June 1, 2019	247,369
Less: gross repayment	(114,063)
Add: imputed interest	3,856
Foreign exchange translation	19,739
Less: Disposal the old office lease on November 30, 2020	(142,518)
Add: New office lease on November 30, 2020	77,546
Balance as of February 28, 2021	$91,929
Less: lease liability current portion	(53,869)
Lease liability non-current portion	$38,060

For the three months ended February 28, 2021 and February 29, 2020, the amortization of the operating lease right of use asset are $13,139 and $0, respectively.

During the nine months ended February 28, 2021, the Company terminated one lease and a new lease consolidated in the Company as at November 30,2020.

Maturities of operating lease obligation as follow:

Year ending	Operating Lease
May 31, 2021 (3 months)	$13,138
May 31, 2022	54,684
May 31, 2023	24,107
Total	$91,929

Other information:

For the nine months ended February 28, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	57,561
Right-of-use assets obtained in exchange for operating lease liabilities	91,929
Remaining lease term for operating lease (years)	1.75
Weighted average discount rate for operating lease	3.25%

Lease expenses were for the nine months ended February 28, 2021 were $61,306 compared to $0 as of February 29, 2020.

Note 13: Subsequent event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 14: Significant event

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended February 28, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the year ended November 30, 2020 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Results of Operations

The following table sets forth a summary of our consolidated results of operations and comprehensive loss for the periods presented, both in absolute amount and as a percentage of our revenues for the periods presented. This information should be read together with our audited consolidated financial statements and related notes as well as unaudited interim consolidated financial statements and related notes included elsewhere in this prospectus. The results of operations in any period are not necessarily indicative of our future trends.

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Revenue	$251,602	-
Cost of revenue	(85,923)	-
Gross profit	165,679	-
Other Income	1,439	-
Sales and marketing fee	(71,627)	-
General and administrative	(129,131)	(4,851)
Loss from operation	(33,640)	(4,851)
Loss before income taxes	(33,640)	(4,851)
Income taxes	(491)	-
Net loss attributable to CXJ Group	$(34,131)	$(4,851)

For the period December 1, 2020 to February 28,2021, we generated total revenue of $251,602 that included $87,529 of the sales of auto parts and $150,935 of administrative fees of brand name.

	For the Nine Months Ended
	February 28, 2021	February 29, 2020

Revenue	$740,504	-
Cost of revenue	(282,245)	-
Gross profit	458,259	-
Other Income	1,440	1,406
Sales and marketing fee	(311,282)	-
General and administrative	(313,897)	(14,766)
Loss from operation	(165,480)	(13,360)
Loss before income taxes	(165,480)	(13,360)
Income taxes	(8,112)	-
Net loss attributable to CXJ Group	$(173,592)	$(13,360)

For the period June 1, 2020 to February 28, 2021, we generated total revenue of $740,504 that included $175,650 of the sales of auto parts and $426,344 of administrative fees of brand name. We originally planned to develop 300 auto detailing stores from the period of Jan 2020 to May 2020,Due to COVID-19 outbreaks in year 2020, our partner factory cannot produce and deliver the goods to the customers from January 2020 to March 2020. Our sales have decreased by approximately 20% to 30% compared with our budgeted sales due to the pandemic.

Revenues

We generate revenues from selling automobile exhaust cleaner and auto parts, providing branded services The following table sets forth the components of our revenues by amounts and percentages of our total revenues for the periods presented

	For the Three Months Ended		For the Three Months Ended
	February 28, 2021	% of net sales	February 29, 2020	% of net sales
Sales of automobile exhaust cleaner	87,529	34.79%
Sales of auto parts	12,609	5.01%	-	-
Administrative fee of brand name	150,935	59.99%	-	-
Training fee	529	0.21%	-	-
Total revenue	$251,602	100%	-	-

	For the Nine Months Ended		For the Nine Months Ended
	February 28, 2021	% of net sales	February 29,2020	% of net sales
Sales of automobile exhaust cleaner	115,983	15.66%
Sales of auto parts	175,650	23.72%	-	-
Administrative fee of brand name	426,344	57.57%	-	-
Training fee	22,527	3.04%	-	-
Total revenue	$740,504	100%	-	-

The Company are engaging in trading of automobile exhaust cleaner and auto parts to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of automobile exhaust cleaner and auto parts

The Company received the purchase order from their third-party agents, the selling price is based on the purchase price plus on a certain margin. Revenues related to sales of automobile exhaust cleaner and auto parts are recognized in the consolidated statements of operations and comprehensive income/(loss) at the time when the goods are delivered and the ownership transfer to the third-party agents.

Due to the effect of Covid-19, the price of raw materials had been increased but the selling price was dropped in the meantime, so the Company plans not to sell the automobile exhaust cleaner directly. The Company is planned to authorize the partner factory to produce and sells this kind of product, and charges them the brand name fees based on the selling volume.

Administrative fee of brand name

We earned the administrative fees from our customers, who pay one-time fixed fee RMB100,000 for three years and RMB200,000 for fives for exchange of (1) the right to use the brand name “Chejiangling / Teenage Hero Car”, (2) the right to receive 10% of other new shops’ brand name permission fee, (3) the right to receive 5% of other new shops’ selling, and (4) the right to receive 20% of other new shops’ administrative fee. The fee is not be refundable.

Training fee

We earned the one-time fixed fee RMB3,000 from our customers or their staffs, the training included (1) automobile exhaust cleaner product’s training, such as how to use the product, the component of the product and quality control.

(2) How to sell the automobile exhaust cleaner

(3) Technical training

(4) Opening support

Total revenues for three months ended February 28, 2021 were $251,602 compared to $0 for the three months ended February 29, 2020, which increased 100%.

Total revenues for nine months ended February 28, 2021 were $740,504 compared to $0 for the nine months ended February 29, 2020, which also increased 100%.

The following table illustrates our effectiveness in attracting and customer retention through several key performance indicators, including the number of members, and volume of trading.

Cost of revenue

Cost of revenue consist primarily of costs associated with the purchase of goods.

For three months ended February 28, 2021 compared to three months ended February 29, 2020

	For the Three Months Ended		For the Three Months Ended
	February 28, 2021	% of net sales	February 29, 2020	% of net sales
Purchases of automobile exhaust cleaner	76,259	88.75%	-	-
Purchases of auto parts	9,427	10.97%	-	-
Costs of training fee	237	0.28%	-	-
Total cost of revenue	85,923	100%	-	-

Cost of revenue for the three months ended February 28, 2021 were $85,923 compared to $0 as of ended February 29, 2020.

For nine months ended February 28, 2021 compared to nine months ended February 29, 2020

	For the Nine Months Ended		For the Nine Months Ended
	February 28, 2021	% of net sales	February 29, 2020	% of net sales
Purchases of automobile exhaust cleaner	99,459	35.24%	-	-
Purchases of auto parts	169,266	59.97%	-	-
Costs of training fee	13,520	4.79%	-	-
Total cost of revenue	282,245	100%	-	-

Cost of revenue for the nine months ended February 28, 2021 were $282,245 compared to $0 as of ended February 29, 2020

Gross Profit

Gross profit for the three months ended February 28, 2021 were $165,679 compared to $0 as of February 29, 2020.

Gross profit for the nine months ended February 28, 2021 were $458,259 compared to $0 as of February 29, 2020.

Sales and Marketing Expenses

Sales and Marketing expenses include the coupon cost for promotion, advertisement and other operating expenses associated with sales and marketing.

For three months ended February 28, 2021 compared to three months ended February 29, 2020

	For the Three Months Ended		For the Three Months Ended
	February 28, 2021	% of net sales	February 29, 2020	% of net sales
Sales and Marketing Expenses	71.627	28.47%	-	-

Sales and marketing expenses for the three months ended February 28, 2021 were $71,627 compared to $0 as of February 29, 2020. The significant increase was primarily due to increase on human resources and consulting fee.

For nine months ended February 28, 2021 compared to nine months ended February 29, 2020

	For the Nine Months Ended		For the Nine Months Ended
	February 28, 2021	% of net sales	February 29, 2020	% of net sales
Sales and Marketing Expenses	311,282	42.04%	-	-

Sales and marketing expenses for the nine months ended February 28, 2021 were $311,282 compared to $0 as of February 29, 2020, which primarily increased in human resources.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll, employee benefits, facility cost, rental fee and other related expenses.

For three months ended February 28, 2021 compared to three months ended February 29, 2020

	For the Three Months Ended		For the Three Months Ended
	February 28, 2021	% of net sales	February 29, 2020	% of net sales
General and Administrative	129,131	51.32%	4,851	-

G&A expenses for the three months ended February 28, 2021 were $129,131 compared to $4,851 as of February 29, 2020.

For nine months ended February 28, 2021 compared to nine months ended February 29, 2020

	For the Nine Months Ended		For the Nine Months Ended
	February 28, 2021	% of net sales	February 29, 2020	% of net sales
General and Administrative	313,897	42.39%	14,766	-

G&A expenses for the nine months ended February 28, 2021 were $313,897 compared to $14,766 as of February 29, 2020. The increase was primarily due to the increase of head account and salary and welfare and traveling expenses to cope with expanding business, rental expenses and miscellaneous expense.

We expect our general and administrative expenses to increase in absolute amounts in the foreseeable future due to the anticipated growth of our business as well as accounting, insurance, investor relations and other public company costs.

Taxation

We recorded $8,112 and $0 in income tax expenses for the period ended February 28, 2021 and February 29, 2020, respectively.

The Company, incorporated in the PRC, was governed by the income tax law of the PRC, and is subject to PRC enterprise income tax (“EIT”), The EIT rate of PRC is 25%.

Generally, our PRC subsidiaries, VIEs and their subsidiaries are subject to enterprise income tax on their taxable income in China at a statutory rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards.

We are subject to value-added tax at a rate of 13% on sales of exhaust cleaner and auto parts and 6% on the services (brand name management services), in each case less any deductible value-added tax we have already paid or borne. We are also subject to surcharges on value-added tax payments in accordance with PRC law.

Net Loss

Net loss for the three months ended February 28, 2021 were $34,131 compared to $4,851 as of February 29, 2020.

The net loss for the nine months ended February 28, 2021, was $173,592 , compared to $13,360 for the nine months ended February 29, 2020, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since commencing operations, our primary uses of cash have been to finance working capital needs for ave financed these requirements primarily from cash generated from operations and related party advances. As of February 28, 2021 and February 29, 2020, we had $1,493 and $nil, respectively, in the amount of cash and cash equivalents.

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could contractual result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Nine Months Ended
	February 28, 2021	February 29, 2020
Net cash provided by operating activities	127,566	-
Net cash used in investing activities	(74,654)	-
Net cash provided by financing activities	34
Exchange rate effect on cash and cash equivalents	(67,041)	-
Net decrease in cash and cash equivalents	(14,095)	-
Cash and cash equivalents at beginning of period	15,588	-
Cash and cash equivalents at end of period	1,493	-

Operating Activities

Net cash provided by operating activities for the nine months ended February 28, 2021 were $127,565 compared to $0 as of February 29, 2020. And as compared to net loss of $173,592 and $13,360, respectively, in the same period.

Investing Activities

Net cash used in investing activities for the nine months ended February 28, 2021 were $74,654 compared to $0 as of February 29, 2020.

Financing Activities

Net cash used in financing activities for the nine months ended February 28, 2021 were $34 compared to $0 as of February 29, 2020.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of February 28, 2021 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
	91,929	13,138	78,791	-	-
Total	$91,929	$13,138	$78,791	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of February 28, 2021.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

Management has evaluated, with the participation of our chief executive officer whether any changes in our internal control over financial reporting that occurred during our last fiscal year have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

Date: April 19, 2021

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: April 19, 2021

