Form 10-K
period 2021-05-31
CXJ GROUP CO., Ltd
filed 2021-10-04
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

(+86) 18668175727

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 1fined Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 28, 2021
Common Stock, $0.001 par value	101,487,017

CXJ GROUP CO., LIMITED.

PART I

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages us to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this Annual Reports is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (US GAAP) .

ITEM 1. BUSINESS

Our Corporate History and Background

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

Summary Financial Information

The tables and information below are derived from our audited financial statements as of May 31, 2021.

May 31, 2021
$
Financial Summary
Total Assets	783,731
Total Liabilities	(3,459,390)
Total Stockholders’ Equity (Deficit)	(2,675,659)

Business Operations

The Company are engaged in trading of the automobile exhaust cleaner product and providing the brand name management and related training services.

Revenues

Our revenues was $1,075,010 for the fiscal year ended May 31, 2021. We currently have more than 100 customers working with us and expect will be exceeded 300 customers in year 2022.

Our Strategy

Our strategy is to grow the automobile related products and services through providing the brand name management and related training services.

Compliance with Government Regulation

We are subject to federal, state, local regulation and other regulations applicable to our business.

Research and Development Activities and Costs

We have incurred research and development costs $94,127 for the fiscal years ended May 31, 2021.

Employees

As of May 31, 2021, we have 35 employees, all of whom were full-time employees.

Description of Properties

Our executive offices are located at C290, DoBe E-Manor, Dongning Road No. 553, Jianggan District, Hangzhou City, Zhejiang Province, China. and our telephone number is +86 18668175727. Our website is www.cjlclub.com. Information on our website is not part of this filing or otherwise incorporated herein.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located C290, DoBe E-Manor, Dongning Road No. 553, Jianggan District,Hangzhou City, Zhejiang Province, China. We believe that this space is adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades in the OTC Pink marketplace under the symbol “ECXJ”. The OTC marketplace is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. OTC Pink Market has limited quotations and marketability of securities. We plan to take the appropriate steps to up-list to the Nasdaq Exchange and resume priced quotations with market makers as soon as it is able, however, we cannot assure whether and when we will be successful with respect to this plan.

Holders

As of May 31, 2021, there were 101,487,017 shares of common stock issued and outstanding held by approximately 267 holders of record.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

We do not have any equity compensation plan.

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at May 31, 2021

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in trading of the automobile exhaust cleaner products and providing the brand name management and related training services.

COVID-19, a viral pandemic, has affected the international community, public health, and financial markets throughout the world. Similarly, this public health crisis has impacted the Company, its operations, and the results of those business activities as of year ended May 31, 2021.

China is one of the best countries controlling the Covid-19 pandemic in the world, the impact of pandemic will be minimized and the management anticipates the revenue increases by 50% - 80% in the year 2022.

Results of Operations

Our operations for the years ended May 31, 2021 and 2020 are outlined below:

Year ended May 31, 2021 compared to year ended May 31, 2020

	Year Ended		Year to Year Comparison
	May 31,	May 31,	Increase/	Percentage
	2021	2020	(Decrease)	Change
	$	$	$	%
Revenue	1,075,010	803,840	271,170	33.7%
Cost of Goods Sold	(419,152)	(614,967)	195,815	(31.8)%
Gross Profit	655,858	188,873	466,985	247.2%
Operating Expenses	(2,536,599)	(877,847)	1,658,752	(189.0)%
Other Income (Expenses)	2,485	7,926	5,441	68.6%
Interest Income	199		199
Provision for Income Taxes	(8,185)	(1,418)	6,767	(477.2)%
Net Income (Loss)	(1,886,242)	(682,466)	2,138,144	(313.3)%

The revenue for the year ended May 31, 2021 increased by $271,170 to $1,075,010 compared with the same period in 2020. The increment is mainly due to the increase of brand name and motor oil income.

Cost of goods sold for the year ended May 31, 2021 decreased by $195,815 to $419,152 compared with the same period in 2020. The decrement is mainly due to the increase in sales of higher profitable products motor oil and decrease in sales of lower profitable product exhaust cleaner.

Operating expenses for the year ended May 31, 2021 increased by $1,658,752 to $2,536,599 compared with the same period in 2020. The increase is mainly due to write off of bad debts $1,593,899 and increased of research and development expenses $75,062 and amortization of intangible assets $11,522.

Net loss for the year ended May 31, 2021 decreased by $2,138,144 to net loss $1,886,242 due to the write off bad debts $1,593,899 and increased of research and development expenses $75,062 and amortization of intangible assets $11,522.

Liquidity and Capital Reserve

Since commencing operations, our working capital needs are generated from operations, and we had generated cash flow $324,521 and $15,588 in year 2021 and 2020 respectively.

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

The following table provides selected financial data about our Company as of May 31, 2021 and 2020, respectively.

Working Capital

The following table provides selected financial data about our Company as of May 31, 2021 and May 31, 2020, respectively.

	Year Ended		Year to Year Comparison
	May 31, 2021	May 31, 2020	Increase/ (Decrease)	Percentage Change
	$	$	$	%

Cash	340,109	15,588	324,521	2082%

Current Assets	671,584	3,262,890	(2,591,306)	(79)%
Current Liabilities	3,434,867	4,001,981	(567,114)	(14)%
Working Capital (Deficiency)	(2,763,283)	(739,091)	(2,024,192)	274%

The decrease in working capital deficiency was primarily attributed to write off bad debts $1,593,899 and increased research and development expenses $75,062 and amortization of intangible assets $11,522.. The decrease in current liabilities was primarily attributed to amortization of advance received of brand name management fees.

Cash Flow

	Year Ended		Year to Year Comparison
	May 31, 2021	May 31, 2020	Increase/ (Decrease)	Percentage Change
	$	$	$	%
Cash Flows provided by (used in) operating activities	492,401	89,437	402,964	451%
Cash Flows used in Investing activities	(12,014)	(29,646)	17,632	(59)%
Cash Flows provided by (used in ) financing activities.	8,725	(46,505)	55,230	(119)%
Effects on change in foreign exchange rate	(164,591)	2,302	(166,893)	(7250)%
Net Change in cash during period	324,521	15,588	308,933	1982%

Cash Flow from Operating Activities

During the year ended May 31, 2021, cash flow from operating activities increased by $402,964 to $492,401 compared with same period in 2020. The increase in cash flow provided by operation activities is primarily due to an increase cash flow $1,396,739 from prepayment, deposits and other receivable, decrease cash flow $260,480 from trade receivable, decrease cash flow $714,454 from accrued liabilities, other payable and deposits.

Cash Flow from Investing Activities

During the year ended May 31, 2021, cash flow used in investing activities decreased by $17,632 to ($12,014) compared with same period in 2020. The decreased in cash flow used in investing activities is due to the lesser R&D cost invested in year 2021.

Cash Flow from Financing Activities

During the year ended May 31, 2021, cash flow from financing activities increased by $55,230 to $8,725 compared with same period in 2020. The increase in cash flow $55,230 from financing activities is mainly due to the director advance to company during the year.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

CXJ GROUP CO., LIMITED

TOTAL ASIA ASSOCIATES PLT

(AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

No. 36G-2, Jalan Radin Anum, Bandar Baru Sri Petaling,

57000 Kuala Lumpur, Malaysia.

Tel: (603) 9057 3131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CXJ Group Co., Limited

C290, DoBe E-Manor, Dongning Road No. 553

Jianggan District, Hangzhou City

Zhejiang Province, China, 310026.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CXJ Group Co., Limited (the ‘Company’) as of May 31, 2021 and 2020 and the related statements of income, stockholders’ equity, and cash flows for the year ended May 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended May 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of revenue

The Group recognizes revenue and cost derived from long term contract which span more than one accounting period over time using the apportionment of time method. Revenue for the financial year ended May 31, 2021 and 2020 were USD 1,075,010 and USD 803,840 respectively. Revenue from long term contracts represent approximately 49% and 8% of the total Group’s revenue in respective financial year.

The apportionment of time method used to recognize revenue on the basis of the Group’s effort or inputs to the satisfaction of a performance obligation.

We focused on this are because the management applies significant judgment and estimates in determining the apportionment of time for revenue recognized and to be recognized, the extent of costs incurred and yet to be incurred.

Our audit procedures in this area included the following, among others:

(a)	Reading all key contracts to obtain an understanding of the specific terms and conditions;
(b)	Reviewing management’s workings on the computation based on time apportionment to ascertain the reasonableness of the amount of revenue and cost recognized in profit or loss;
(c)	Agreeing samples of revenue recognized to date to invoice and assessing the adequacy of accrual of costs made; and
(d)	Assessing the adequacy and reasonableness of the disclosures in the financial statements.

Recoverability and impairment of trade receivables

The Group recognizes trade receivables USD 8,477 and USD 436,620 as at May 31, 2021 and 2020 respectively, as disclosed in Note 6 to the consolidated financial statements. The trade receivables as represents approximately 1% and 13% of the Group’s total assets for respective financial year.

We focus and assess the recoverability of the trade receivables involved judgements and estimation uncertainty in analyzing historical trend in bad payment, indicators of expected credit losses (ECL), customer concentration, customer creditworthiness and customer payment terms and adjusted for forward looking macro-economic factors.

Our audit procedures in this area included the following, among others:

(a)	Understanding the Group’s identification, monitoring, and assessment on the impairment of receivables;
(b)	Understanding the Group’s basis and justification in making accounting estimates for impairment;
(c)	Reviewing ageing analysis of receivables and testing the reliability thereof;
(d)	Reviewing subsequent collections for major receivables and overdue amount;
(e)	Making inquiries of management regarding the action plans to recover overdue amount;
(f)	Understanding of the receivables with significant credit exposures which were significantly overdue or deemed to be in default; and
(g)	Evaluating the reasonableness and adequacy of the bad debts written off recognized for identified exposures.

Recoverability and impairment of non-trade receivables

The Group recognizes non-trade receivables USD 216,683 and USD 2,518,698 as at May 31, 2021 and 2020 respectively, as disclosed in Note 7 to the consolidated financial statements. The non-trade receivables as represents approximately 28% and 72% of the Group’s total assets for both financial years.

Non-trade receivables are significant account to the Group and need to re-align to the Group’s principal activities, core business activities and objectives. We assess the recoverability of the non-trade receivables involved judgements and estimation uncertainty in analyzing historical trend in bad payment, indicators of expected credit losses (ECL), non-trade parties’ concentration, non-trade parties’ creditworthiness and non-trade parties ‘payment terms and adjusted for bases on case-to-case basis.

Our audit procedures in this area included the following, among others:

(a)	Understanding the Group’s identification, monitoring, and assessment on the impairment of receivables;
(b)	Understanding the Group’s basis and justification in making accounting estimates for impairment;
(c)	Reviewing ageing analysis of receivables and testing the reliability thereof;
(d)	Reviewing subsequent collections for major receivables and overdue amount;
(e)	Making inquiries of management regarding the action plans to recover overdue amount;
(f)	Understanding of the receivables with significant credit exposures which were significantly overdue or deemed to be in default; and
(g)	Evaluating the reasonableness and adequacy of the bad debts written off recognized for identified exposures.

Recoverability and impairment of amount due from shareholders

The Group recognizes amount due from shareholders USD 43,500 and USD 51,458 as at May 31, 2021 and 2020 respectively, as disclosed in Note 11 to the consolidated financial statements. Amount due from shareholders are remained receivables and represent significant corporate governance challenge to the Group and require prompt action to re-align to the Group’s corporate governance and objectives.

We assess the recoverability of the amount due from shareholders involved judgements and estimation uncertainty in analyzing historical trend in bad payment, indicators of expected credit losses (ECL), shareholders’ concentration, shareholders’ creditworthiness and shareholders’ payment terms and adjusted accordingly.

Our audit procedures in this area included the following, among others:

(a)	Understanding the Group’s identification, monitoring, and assessment on the impairment of receivables;
(b)	Understanding the Group’s basis and justification in making accounting estimates for impairment;
(c)	Reviewing ageing analysis of receivables and testing the reliability thereof;
(d)	Reviewing subsequent collections for major receivables and overdue amount;
(e)	Making inquiries of management regarding the action plans to recover overdue amount;
(f)	Understanding of the receivables with significant credit exposures which were significantly overdue or deemed to be in default; and
(g)	Evaluating the reasonableness and adequacy of the allowance for impairment recognized for identified exposures.

Impairment assessment on intangible assets

The Group recognizes intangible assets amounting to USD 32,974 and USD 29,646 as at May 31, 2021 and 2020, as disclosed in Note 8 to the consolidated financial statements, representing approximately 4% and 1% of the Group’s total assets for respective financial year.

The Group carries out impairment test by comparing the recoverable amount of cash generating unit (“CGU”) based on the value in use method and the carrying amounts. The impairment test was significant due to the complexity of the assessment process involving significant judgements and estimation uncertainty in making key assumptions about future market and economic conditions, growth rates, profit margins, discount rate, etc. for value in use of CGU based on future discounted cash flows.

Our audit procedures in this area included the following, among others:

(a)	Examining management’s cash flows forecast that support the impairment assessment;
(b)	Assessing the reliability of management’s forecast through the review of past trends of actual financial performance against previous forecasted results;
(c)	Assessing the key assumptions on which the cash flows projections are based, by amongst others, comparing them against business plans, contracts with customers, historical results and market data;
(d)	Performing sensitivity analysis to stress test the key assumptions and inputs used in the impairment assessment; and
(e)	Assessing the adequacy and reasonableness of the disclosure in the financial statements.

Completeness, existence and accuracy of staff advances

The Group recognizes staff advances amounting to USD 30,157 and USD 3,099 as at May 31, 2021 and 2020, as disclosed in Note 7 to the consolidated financial statements, representing approximately 4% and 0.08% of the Group’s total assets for respective financial year.

The Group provides advances to employees for their out-of-pocket expenses. Upon incurred, employees will subsequently observe protocol set forth within the Group for record keeping.

Our audit procedures in this area included the following, among others:

(a)	Examining management’s record to support the incurrence and accuracy;
(b)	Assessing the reliability of management’s protocol set forth; and
(c)	Assessing management’s record with cut off to support completeness.

Contingent liabilities

Recent disputes with a third party may lead to potential liabilities exposure or contingent liabilities to the Group. A contingent liability is a liability that may occur depending on the outcome of an uncertain future event. A contingent liability is recorded if the contingency is likely and the amount of the liability can be reasonably estimated. As at May 31, 2021, the Group has provided a provision of USD 94,192 at their best estimate based on facts and circumstances prevailed, as disclosed in Note 13 to the consolidated financial statements.

Our audit procedures in this area included the following, among others:

(a)	Enquiry and interview of management;
(b)	Obtain representation from management and/or solicitor confirmation;
(c)	Perform subsequent event review and review minutes and/or correspondence in relation to the disputes; and
(d)	Assessing the adequacy and reasonableness of the disclosure in the financial statements.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

September 28, 2021

CXJ GROUP CO., LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF May 31, 2021 and May 31, 2020

(Currency Expressed in United States Dollars (“US$”), Except For Number Of Shares)

	May 31, 2021	May 31, 2020
	Audited	Audited
	$	$
ASSETS
CURRENT ASSETS
Account receivables	8,477	436,620
Prepayments, deposits and other receivables	216,683	2,518,698
Inventories	62,815	124,658
Due from a director	-	115,868
Due from a related party	43,500	51,458
Cash and cash equivalents	340,109	15,588
Total Current Assets	671,584	3,262,890

NON-CURRENT ASSETS
Operating lease right-of-use assets	79,173	192,741
Intangible assets	32,974	29,646
Total non-current assets	112,147	222,387

TOTAL ASSETS	783,731	3,485,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	233,516	156,955
Advanced received, accrued expenses and other payables	3,030,788	3,735,680
Amount due to a director	114,935	26,302
Operating lease liabilities, net of current portion	55,628	83,044
Total current liabilities	3,434,867	4,001,981

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	24,523	112,759

TOTAL LIABILITIES	3,459,390	4,114,740

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,487,017 and 101,487,017 shares issued and outstanding as of May 31, 2021 and May 31, 2020 respectively	101,487	101,487
Additional paid-in capital	-	-
Accumulated other comprehensive income (expense)	(152,739)	7,215
Accumulated deficit	(2,624,407)	(738,165)

TOTAL STOCKHOLDERS’ EQUITY	(2,675,659)	(629,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	783,731	3,485,277

CXJ GROUP CO., LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED MAY 31, 2021 and MAY 31, 2020

(Currency Expressed in United States Dollars (“US$”), Except For Number Of Shares)

	For the year ended
	May 31, 2021	May 31, 2020
	Audited	Audited
	$	$
REVENUE
- Non-related party	1,075,010	803,840

COST OF REVENUE	(419,152)	(614,967)

GROSS PROFIT	655,858	188,873

OTHER INCOME/(EXPENSE)	2,485	7,926

SELLING AND DISTRIBUTION EXPENSES	(389,559)	(529,780)
GENERAL AND ADMINISTRATIVE EXPENSES	(2,147,040)	(348,067)

LOSS FROM OPERATIONS	(1,878,256)	(681,048)

INTEREST INCOME	199	-

LOSS BEFORE INCOME TAX	(1,878,057)	(681,048)

INCOME TAXES EXPENSE	(8,185)	(1,418)

NET LOSS	(1,886,242)	(682,466)

Other comprehensive income:
- Foreign exchange adjustment loss	(159,954)	7,215
COMPREHENSIVE LOSS	(2,046,196)	(675,251)

Net loss per share - Basic and diluted	(0.02)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	101,487,017	101,487,017

CXJ GROUP CO., LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2021 AND May 31, 2020

(Currency Expressed in United States Dollars (“US$”), Except For Number Of Shares)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
		$	$	$	$	$
Balance as of May 31,2019	24,356,062	24,356	4,343	-	(42,911)	(14,212)

1 for 200 reverse stock split	(24,233,845)	(24,234)	24,234	-	-	-
Prefer Stock issued and convert to common stock	100,000,000	100,000	(90,000)	-	-	10,000
Common Stock issued	1,364,800	1,365	4,093,088	-	-	4,094,453
Acquisition of Subsidiary	-	-	(4,031,665)	-	(12,788)	(4,044,453)
Net Loss					(682,466)	(682,466)
Accumulated other Comprehensive Income	-	-	-	7,215	-	7,215
Balance as of May 31, 2020	101,487,017	101,487	-	7,215	(738,165)	(629,463)

Net Loss	-	-	-	-	(1,886,242)	(1,886,242)
Accumulated other Comprehensive Income	-	-	-	(159,954)	-	(159,954)
Balance as of May 31, 2021	101,487,017	101,487	-	(152,739)	(2,624,407)	(2,675,659)

CXJ GROUP CO., LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”)

	For the year ended May 31,
	2021	2020
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,886,242)	(682,466)
Adjustments to reconcile net loss to net cash provided by operating activities
Acquisition of subsidiary	-	50,000
Conversion of preferred shares to common shares	-	10,000
Operating lease expenses	69,827	60,129
Temination of lease	(3,564)	-
Bad debts written off	1,593,899	-
Amortization of Intangible assets	11,522	-
Changes in operating assets and liabilities:	-	-
Accounts receivables	(260,480)	(436,620)
Prepayments, deposits and other receivables	1,396,739	(2,518,698)
Inventories	61,843	(124,658)
Due to/(from) a director	205,771	(119,363)
Due from a shareholder	-	(1,458)
Due from a related company	-	13,521
Accounts payable	86,123	172,168
Operating lease liabilities	(68,583)	(52,154)
Other payables and accrued liabilities	(714,454)	3,719,036

Net cash provided by operating activities	492,401	89,437
CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of intangible assets	(12,014)	(29,646)

Net cash used in investing activity	(12,014)	(29,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	6,500	3,495
Advances from/(to) a director	2,225	(50,000)
Net cash provided by/(used in) financing activities	8,725	(46,505)
Effect of exchange rate changes on cash and cash equivalents	(164,591)	2,302
Net change in cash and cash equivalents	324,521	15,588
Cash and cash equivalents, beginning of year	15,588	-
CASH AND CASH EQUIVALENTS, END OF YEAR	340,109	15,588

CXJ Group Co., Limited

Notes to the Consolidation Financial Statements

May 31, 2021 and 2020

Express in United States Dollars

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CXJ Group Co, Limited was incorporated in the State of Nevada on August 20, 1998 under the name Global II, Inc and underwent several name changes prior to its current name. Until August 2019, the Company was know as Global Entertainment Corp, which was a dormant company.

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

On July 9, 2019 we changed our name from Global Entertainment Corp to CXJ Group Co., Limited. On July 12, 2019, the Company effectuated a 1 for 200 reverse stock split, while the authorized shares of common stock and preferred shares totally had been increased to 500,000,000. As a result of the foregoing we changed our trading symbol from GNTP and began trading as ECXJ on August 5, 2019.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and liquidation

The condensed consolidated balance sheets as of May 31, 2021 and May 31, 2020 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended May 31, 2021 and 2020 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $1,875,008 and $682,466 during the year ended May 31, 2021 and 2020, respectively. As of May31, 2021 and May 31, 2020, the Company had an accumulated deficit of $2,613,173 and $738,165, respectively. Although it was loss in these two years, the Company generated net cash inflow from operations of $324,521 and $ 15,588 during the year ended May 31, 2021 and 2020, respectively.

As of May 31, 2021 and May 31, 2020, the Company had cash and cash equivalents of $340,109 and $15,588, the current liability of $3,434,867. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

Going Concern Uncertainties

The accompanies financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $2,624,407 and $738,165 as of May 31, 2021 and May 31, 2020 respectively. For the year ended May 31, 2021 and 2020, the Company suffered from a net loss of $1,886,242 and $682,466 respectively. Furthermore, the Company recorded a positive cash flows of $324,521 and $15,588 as of May 31, 2021 and 2020 respectively.

The Company’s cash position is significant to support the Company’s daily operation. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurance to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its major shareholder.

These and other factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect he possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of for the year ended
	May 31, 2021	May 31, 2020

Period-end CNY: US$1 exchange rate	6.37	7.13
Period-average CNY: US$1 exchange rate	6.68	7.02
Period-end HK$: US$1 exchange rate	7.76	7.76
Period-average HK$: US$1 exchange rate	7.75	7.80

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

(i) Prepayments

Prepayments are mainly consisted of prepaid income tax, rental, prepayments for consulting fee and advances to supplies.

(j) Intangible assets, net

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

The estimated useful lives are as follow:

Software	3 years

(k) Impairment of long-lived assets other than goodwill

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

(l) Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, amount due from/to related parties, merchant deposits, payable to merchants. The carrying values of these financial instruments approximate their fair values due to their short-term maturities.

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

(m) Revenue recognition

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

(o) Selling and Distribution Expenses

Selling and distribution expenses amounted to $389,559 and $529,780 for the year ended May 31, 2021 and 2020 respectively. Selling and distribution expenses are mainly included salary $226,435, sale-related consultancy fee $110,983 and travelling expenses $28,685.

(p) General and administrative expenses

General and administrative expenses amounted to $2,147,040 and $348,067 consist bad debts written off $1,593,899, research and development expenses $75,062, amortization of intangible assets $11,522, salary and welfare $171,050, rental expenses $71,035.

(q) Operating Leases

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

(r) Value-added taxes

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

(s) Income taxes

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

	For the Year Ended May 31, 2021	For the Year Ended May 31, 2020

PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.50%	16.50%
Effective income tax rate	16.50%	16.50%

Income tax expense for the year May 31, 2021 and May 31, 2020, respectively are as follows:

	For the year ended ended
	May 31, 2021	May 31, 2020
Current	8,185	1,418
Deferred
Income tax expense	8,185	1,418

(t) Employee benefit expenses

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

(u) Comprehensive income (loss)

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

(v) Loss per share

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

(w) Recent accounting pronouncements

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

(b) Equity Pledge Agreement

The VIE’s shareholders pledged all of their equity interests in VIE (the “Collateral”) to WFOE, our wholly owned subsidiary in PRC, as security for the performance of the obligations to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the VIE’s Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

(c) Exclusive Option Agreement

The VIE’s shareholders granted an exclusive option to WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the VIE’s shareholders’ equity in the VIE. The exercise price of the option shall be determined by WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in the VIE held by the VIE’s Shareholders are transferred to WFOE, or its designee and may not be terminated by any part to the agreement without consent of the other parties.

(d) Power of Attorney

The VIE’s shareholders granted WFOE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of the VIE. The VIE’s shareholders may not transfer any of its equity interest in the VIE to any party other than WFOE. The Power of Attorney agreements may not be terminated except until all of the equity in VIE’s has been transferred to WFOE or its designee.

NOTE 5. SHAREHOLDERS’ EQUITY

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of May 31, 2021 and May 31, 2020.

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

NOTE 6. ACCOUNT RECEIVABLES, NET

As of May 31, 2021 and May 31, 2020. our account receivables are $8,477 and $436,620, respectively. Account receivables allowance is $0 as of May 31, 2021 and May 31, 2020..

NOTE 7. PREPAYMENT, DEPOSIT AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at May 31, 2021 and May 31, 2020:

	As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Prepayment	168,470	110,382
Deposit	15,754	39,598
Other receivables	32,459	2,368,718
Total	216,683	2,518,698

Other Receivables

Description	Amount (USD)	Remark

Staff Advances	30,157
Social Insurance	2,302
Total	32,459

As of May 31, 2021, the balance $168,470 represented the prepayment of consultancy fees, office rental, goods and parts purchases. The balance $15,754 is the rental deposits of office and warehouse. The balance $32,459 represented staff advance $30,157 for company business conferences and functions and social insurance $2,302.

NOTE 8. INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Cost	45,057	29,646
Less: Accumulated amortization	(11,522)
Less: Foreign translation difference	(561)
Total	32,974	29,646

During the year ended May 31, 2021, the Company has converted development expenses of developed E-Commerce app to intangible assets $36,250 and amortize in May 2021. The Company is still increased the development expenses for the enterprise resource planning system (ERP) for the partners or clients, the system can be used on both PC/APP, the Company reassessed the whole program can be completed in the year of 2022. The function can be classified into vehicles management, membership management, inventory management and financial management. The app for clients or partners is also available on WeChat mini program to manage consumers’ request and reservation. Accumulated amortization is $11,522 and write off development expenses $75,062 for the year ended May 31, 2021.

NOTE 9. ACCOUNTS PAYABLE

Accounts payable consists of the following:

As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Accounts Payable	233,516	156,955

The accounts payable balance of $233,516 includes payable to vendors for motor oil and auto parts. It was expected to be paid in the year 2021.

NOTE 10. ADVANCED RECEIVED, ACCRUED EXPENSES AND OTHER PAYABLE

	As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Deposit Received	63,241	-
Accrued Expenses	148,615	66,934
Advanced Received	2,723,405	2,185,552
Other Payable	95,527	1,483,194
Total	3,030,788	3,735,680

Deposit Received $63,241 include deposit for brand name used $43,618 and deposit of intention $19,623. Accrued Expenses $148,615 include accrued audit fee $15,000, tax consultant fee $7,000, salary $61,830 and rental $58,650. Other payable $95,527 include $94,191 for provision of business dispute with customer, and the customer lodged a police report but no legal action against us is taken, $1336 is the expenses received and refundable to customers.

Advanced received

Description	Amount $	Remark

Prepayment of Goods from customers	200,249
Brand Name Management Fees From Customers	2,508,001	Will amortized according to the contracts
Inbound Marketing	15,155
Total	2,723,405

Advanced received $2,723,405 include prepayment of goods from customers $200,249, brand name management fees from customers $2,508,001 and inbound marketing $15,155 paid by customers that can recognized as revenue in the coming one year.

NOTE 11: RELATED PARTY TRANSACTION

(a) Related party list

Names Of Related Parties	Relationship With The Company
New Charles Technology Group Limited	Company controlled by the director
Lixin Cai	Director
Cuiyao Luo	Director

The Company had the following related party balances and transactions as of and for the year ended May 31, 2021 and the year ended May 31, 2020. All related parties are controlled by either the founder or the directors of the Company and are providing professional services for the Company to facilitate its operation of the Company. These advanced balances are short-term in nature, bearing no interest, and due on demand.

Amounts due from related parties	As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Lixin Cai		115,868
New Charles Technology Group Limited	43,500	51,458
Total	43,500	167,326

As of May 31, 2021, the reporting date, the amount due from New Charles Technology Group Limited mainly represents $43,500 of unpaid authorized share capital, and New Charles Technology Group Limited will settle the outstanding balance in the coming year.

Amounts due to related parties	As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Cuiyao Luo	114,935	26,302

As of May 31, 2021 and May 31, 2020, Cuiyao Luo advanced $114,935 and $26,302 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

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

The initial recognition of operating lease right and lease liability as follow:

USD
Gross lease payable	259,257
Less: imputed interest	(11,888)
Initial recognition as of June 1, 2019	247,369

As of May 31, 2021, operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	247,369
Amortization for the year ended May 31, 2020	(54,628)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020	77,546
Amortization for the year ended May 31, 2021	(69,827)
Adjustment for discontinuation of tenancy	(138,844)
Foreign exchange translation	17,557
Balance as of May 31, 2021	79,173

Initial recognition as of June 1, 2019	247,369
Less: gross repayment for the year ended May 31, 2020	(56,390)
Add: imputed interest for the year ended May 31, 2020	4,824
Balance as of May31, 2020	195,803
Add: New office lease on November 30, 2020	77,546
Add: imputed interest for the year ended May 31, 2021	4,421
Less: gross repayment for the year ended May 31, 2021	(73,003)
Adjustment for discontinuation of tenancy	(142,519)
Foreign exchange translation	17,903
Balance as of May 31, 2021	80,151
Less: lease liability current portion	(24,523)
Lease liability non-current portion	55,628

During the year ended May 31, 2021, the Company terminated one lease and a new lease consolidated in the Company as at November 30,2020.

Maturities of operating lease obligation as follow:

Year ending	Operating Lease
May 31, 2022	24,523
May 31, 2023	55,628
Total	$80,151

Other information:

For the year ended May 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	68,583
Right-of-use assets obtained in exchange for operating lease liabilities	79,173
Remaining lease term for operating lease (years)	1.45
Weighted average discount rate for operating lease	3.25%

Lease expenses were for the year ended May 31, 2021 were $69,827 compared to $54,628 as of May31, 2020.

NOTE 13: CONTINGENT LIABILITIES

A provision of $94,191 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

NOTE 14: SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2021 to the date these financial statements were issued and has determined that the management intends to extend business operation in e-commerce business and will acquire 51% of equity of Shenzhen Lanbei Technology Co., Ltd in 2nd Quarter 2022.

NOTE 15: SIGNIFICANT EVENT

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended May 31 , 2021.

24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, are responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2021. Based on this evaluation, our management concluded that as of May 31, 2021 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of May 31, 2021, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Lixin Cai	33	President, CEO, Secretary and Director
Cuiyao Luo	41	CFO, Treasurer and Director
Xinrui Wang	43	Director
Wenbin Mao	48	Director
Baiwan Niu	40	Director

Linxin Cai

President, CEO, Secretary and Director

Mr. Linxin Cai obtained a college’s degree in Vehicle Inspection and maintenance professional from Central South University in 2010.

From 2010 to 2012, he served at Hangzhou Xiaomuzhi Auto Maintenance Technology Co., Ltd. and was subsequently promoted to Marketing Manager. His major responsibilities were planned, executed, and led online marketing tactics, resulting in wide range company advancements.

From 2012 to 2019, he joined Hangzhou Kuaidian Maintenance Technology Development Co., Ltd. and served as Operating Controller. He was responsible to lead company’s internal operational teams including designating roles, assigning objectives, and monitoring and evaluating results and reports. Due to Mr. Cai’s status as a qualified expert in auto industry, along with his 10 years of professional working experience, the Board of Directors has determined it best to appoint him to the position of Chief Executive Officer of the Company.

Cuiyao Luo

CFO, Treasurer and Director

Ms. Cuiyao Luo has three degrees, her first college’s degree in Proximate Analysis was from Zhejiang Shuren University in 2000, her second college’s degree in Computer Science and Technology was from Hunan University in 2003 and earned her master’s degree in Administration Major in Jiangnan University.

From 2003 to 2005, Ms. Luo worked at Zhejiang Talent Specialized College as office director of the Teacher Training Institution. Her responsibilities include fostering communication and providing advice on critical issues. Ms. Luo became the President Assistant and Marketing Manager in Hangzhou Xiaomuzhi Auto Maintenance Technology Co., Ltd since from year 2006 to 2012. From year 2013 to present, she founded her own company “Shaodong Xian Liang Shi Zhen Cuiyao Home Appliance Sales Department”. Due to Ms. Luo’s over 18 years of experience in management of various businesses, the Board of Directors elected to appoint Ms. Luo to the positions of Chief Financial Officer of the company.

Xinrui Wang

Director

Mr. Xinrui Wang was graduated from Dahua Group Technical College and obtained his Fine Chemical Bachelor’s degree from University of Science & Technology, Beijing in 2002. Xinrui Wang has extensive knowledge in network optimal design, mathematical modeling and enterprises management.

He started his own business in 2011. From 2016 to now, Xinrui Wang founded and has been serving as president in Hebei Changlai Changwang Network Technology Co., Ltd. In the same year, Xinrui Wang founded the Chang Lai Chang Wang (Hangzhou) E-commerce Co., Ltd, where he served as President. He is responsible for all aspects of business development and strategic planning for the business and established and maintained company policies and procedures. From June 2019 to now, He invested in CXJ Group Co., Ltd and serves as a director based on his previous years’ experience in e-commerce and was interest in automobile products manufacturing and selling.

Wenbin Mao

Director

Mr. Wenbin Mao was graduated from Beijing Foreign Studies University and obtained Finance degree. Wenbin Mao has extensive knowledge in trading and business design. He founded and has been serving as general manager in Shenzhen Xing Yao International Film & Television Media Ltd since year 2016, Due to his over 20 years of experience in business administrative, he was appointed as the director of CXJ Group Co., Ltd.

Baiwan Niu

Director

Mr. Baiwan Niu was graduated from Ping Ding Shan Colleague and obtained Computer degree. Baiwan Niu has extensive knowledge in branding and business design. He founded and has been serving as general manager in Shenzhen Jiao Rui International Trading Ltd since year 2015, due to his over 18 years of experience in brand management experience, he was appointed as the director of CXJ Group Co., Ltd.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director Independence

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

The Board and Committees

We do not have any independent directors. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange. Our board of directors does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

There are no family relationships among our directors and executive officers.

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Employment Agreements

We have no employment agreements with any of our directors.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended May 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lixin Cai	2021	27,624	0	0	0	0	0	0	27,624
	2020	26,070	0	0	0	0	0	0	26,070

Cuiyao Luo	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Xinrui Wang	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Wenbin Mao	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Baiwan Niu	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the fiscal year ended May 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal year ended May 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal year ended May 31, 2021.

We currently do not pay any compensation to our directors serving on our board of directors.

Compensation of Directors

We currently do not compensate our directors for their services in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of , May 31, 2021, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May31, 2021. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 31, 2021, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

As of May 31, 2021, we had 101,487,017 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Xinrui Wang	79,838,500	78.7%
CXJ Investment Holding Ltd (Controlled by Xinrui Wang)	5,000,000	4.9%
New Charles Technology Group Ltd ( Controlled by Lixin Cai)	1,364,800	1.3%
Wenbin Mao	10,500,000	10.3%
Baiwan Niu	4,500,000	4.4%

Based on 101,487,017 shares of common stock outstanding on September 28, 2021. Except as otherwise indicated, each of the stockholders listed above has sole voting and investment power over the shares beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party list:

Names Of Related Parties	Relationship With The Company
New Charles Technology Group Limited	Company controlled by the director
Lixin Cai	Director
Cuiyao Luo	Director

The Company had the following related party balances and transactions as of and for the year ended May 31, 2021 and 2020. All related parties are controlled by either the founder or the directors of the Company and are providing professional services for the Company to facilitate its operation of e-Commerce system. These advanced balances are short-term in nature, bearing no interest, and due on demand.

Amounts due from related parties	As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Lixin Cai		115,868
New Charles Technology Group Limited	43,500	51,458
Total	43,500	167,326

As of May 31, 2021, amount due from related party is $43,500, during the year, Lixin Cai had repaid $115,868 and New Charles Technology Group Limited repaid $7,958 respectively.

Amounts due to related parties	As of
	May 31, 2021	May 31, 2020
	(audited)	(audited)
	$	$
Cuiyao Luo	114,935	26,302

During the year ended May 31, 2021, Cuiyao Luo had paid on behalf of of the Company for the operating expenses amounted to $88,633.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended	Year Ended
	May 31,	May 31,
	2021	2020
	$	$
Audit Fees (1)	24,000	24,000
Audit Related Fees
Tax Fees (2)	7,000
All Other Fees (3)	24,631	12,444
Total	55,631	36,444

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements

(2) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(3) All other fees consist of fees billed for all other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Number	Description of Exhibit
21.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

	By:	/s/ Lixin Cai
Date: October 1, 2021	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
Date: October 1, 2021	Title:	Chief Financial Officer

