Form 10-Q
period 2021-08-31
CXJ GROUP CO., Ltd
filed 2021-11-19
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2021
Common Stock, $.001 par value	101,487,017

CXJ GROUP CO LIMITED.

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2021 and May 31, 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	August 31, 2021	May 31, 2021
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Account receivables	8,873	8,477
Prepayments, deposits and other receivables	317,789	216,683
Inventories	88,676	62,815
Due from a shareholder	43,500	43,500
Cash and cash equivalents	301,526	340,109
Total Current Assets	760,364	671,584

NON-CURRENT ASSETS
Property, plant and equipment, net	1,347	-
Operating lease right-of-use assets	60,607	79,173
Intangible assets	48,364	32,974
Total Non-Current Assets	110,318	112,147

TOTAL ASSETS	870,682	783,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	180,811	233,516
Advanced received, accrued expenses and other payables	3,237,641	3,030,788
Amount due to a director	125,385	114,935
Operating lease liabilities, net of current portion	50,976	55,628
Total Current Liabilities	3,594,813	3,434,867

NON-CURRENT LIABILITY
Operating lease liabilities, non-current portion	10,054	24,523

TOTAL LIABILITIES	3,604,867	3,459,390

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,487,017 and 101,487,017 shares issued and outstanding as of February 28, 2021 and May 31, 2020 respectively	101,487	101,487
Additional paid-in capital	-	-
Accumulated other comprehensive expense	(116,625)	(152,739)
Accumulated deficit	(2,707,690)	(2,624,407)
Total CXJ Group Stockholders’ Deficit	(2,722,828)	(2,675,659)
Non-controlling interest	(11,357)	-
TOTAL STOCKHOLDERS’ EQUITY	(2,734,185)	(2,675,659)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	870,682	783,731

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 and AUGUST 31, 2020

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For the three months ended
	August 31, 2021	August 31, 2020
	Unaudited	Unaudited
	$	$
REVENUE
- Non-related party	493,809	264,151

COST OF REVENUE	(220,237)	(127,378)
GROSS PROFIT	273,572	136,773

OTHER INCOME	30,169	1

SELLING AND DISTRIBUTION EXPENSES	(225,814)	(157,185)
GENERAL AND ADMINISTRATIVE EXPENSES	(162,048)	(86,981)
LOSS FROM OPERATIONS	(84,121)	(107,392)

INTEREST INCOME	142	-
LOSS BEFORE INCOME TAX	(83,979)	(107,392)

INCOME TAXES EXPENSE	-	(5,140)
LOSS AFTER TAXATION	(83,979)	(112,532)
Less: Non-controlling Interest	(696)	-
LOSS ATTRIBUTABLE TO SHAREHOLDERS	(83,283)	(112,532)
Other comprehensive income/(loss):
- Foreign exchange adjustment loss	36,114	(19,070)
COMPREHENSIVE LOSS	(47,169)	(131,602)

Net loss per share - Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,487,017	101,487,017

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 and AUGUST 31, 2020

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended August 31, 2021

	Common Stock		Accumulated Other			Total
	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Stockholders’ Deficit
		$	$	$	$	$
Balance as of May 31, 2021	101,487,017	101,487	(152,739)	(2,624,407)	-	(2,675,659)
Net Loss	-	-	-	(83,283)	(696)	(83,979)
Accumulated other Comprehensive Income	-	-	36,114	-	-	36,114
Non-controlling Interest	-	-	-	-	(10,661)	(10,661)
Balance as of August 31, 2021	101,487,017	101,487	(116,625)	(2,707,690)	(11,357)	(2,734,185)

For the three months ended August 31, 2020

	Common Stock		Accumulated Other			Total
	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Stockholders’ Deficit
		$	$	$	$	$
Balance as of May 31, 2020	101,487,017	101,487	7,215	(738,165)	-	(629,463)
Net Profit	-	-	-	(112,532)		(112,532)
Accumulated other Comprehensive Loss	-	-	(25,549)	-	-	(25,549)
Non-controlling Interest	-	-	-	-	-	-
Balance as of August 31, 2020	101,487,017	101,487	(18,334)	(850,697)	-	(767,544)

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 and 2020

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For the three months ended
	August 31, 2021	August 31, 2020
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(83,979)	(112,532)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Impairment goodwill written off	11,096	-
Operating lease expenses	14,136	21,481
Termination of lease	1,248	-
Amortization of intangible assets	2,979	-
Depreciation	75	-
Non-cash item - Rental & Penalty Exempted	(23,520)	-
	(77,965)	(91,051)

Changes In Operating Assets And Liabilities:
Accounts receivables	(24,653)	(235,395)
Prepayments, deposits and other receivables	(23,326)	1,342,121
Inventories	(25,861)	53,271
Due to a director	-	123,586
Accounts payable	(31,130)	53,847
Operating lease liabilities	14,104	(21,257)
Other payables and accrued liabilities	111,412	(1,164,582)
Net Changes In Operating Assets And Liabilities	20,546	151,591

Net Cash (Used In)/Provided By Operating Activities	(57,419)	60,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,422)	-
Purchase of intangible assets	(18,828)	(21,502)
Net Cash Used In Investing Activities	(20,250)	(21,502)

CASH FLOWS FROM FINANCING ACTIVITY:
Advances from a director	10,450	-
Net Cash Provided By Financing Activity	10,450	-
Effect of exchange rate changes	28,636	(25,095)
Net Change In Cash And Cash Equivalents	(38,583)	13,943
Cash and cash equivalents, beginning of year	340,109	15,588
CASH AND CASH EQUIVALENTS, END OF PERIOD	301,526	29,531

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 and year ended may 31, 2021

EXPRESS IN UNITED STATES DOLLARS

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of August 31, 2021 and May 31, 2021 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the nine months ended August 31, 2021 and 2020 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $83,979 and $112,532 during the three months ended August 31, 2021 and 2020, respectively. As of August 31, 2021 and May 31, 2021, the Company had an accumulated deficit of $2,707,690 and $2,624,407, respectively. The Company net cash outflow used in operations of $57,419 during the three months ended August 31, 2021.

As of August 31, 2021 and May 31, 2021, the Company had cash and cash equivalents of $301,526 and $340,109, the current liability of $3,594,813 and $3,434,867. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b) Going Concern Uncertainties

The accompanies financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,707,690 and $2,624,407 as of August 31, 2021 and May 31, 2021 respectively. During the period three months ended August 31, 2021 and 2020, the Company suffered from a net loss of $83,979 and $112,532 respectively. Furthermore, the Company recorded a net cash flows of ($38,583) and $13,943 as of August 31, 2021 and 2021 respectively.

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

(c)	Principles of Consolidation

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

The following table sets forth its subsidiaries and the VIE, including their country of incorporation or residence and our ownership interest in such subsidiaries. Please see “Note 4 VIE Structure and Arrangements”.

Subsidiaries:	Date of incorporation	Interest %	Place of incorporation

CXJ Investment Group Company Ltd	2020/2/19	100%	BVI
CXJ (HK) Technology Group Company Ltd	2020/3/11	100%	Hong Kong
CXJ (Shenzhen) Technology Co., Ltd	2020/5/26	100%	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd	2019/3/28	100%	PRC
Shenzhen Lanbei Ecological Technology Co., Ltd.	2020/10/28	51%	PRC

(d)	Use of Estimates

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

(e)	Foreign Currency

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended
	August 31, 2021	August 31, 2020
Period-end CNY: US$1 exchange rate	6.46	6.85
Period-average CNY: US$1 exchange rate	6.46	6.93
Period-end HK$: US$1 exchange rate	7.75	7.77
Period-average HK$: US$1 exchange rate	7.78	7.75

(f)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months.

(g)	Accounts Receivable and Allowance for Doubtful Accounts

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

(h)	Inventories, Net

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

The Company’s intangible assets with definite useful lives primarily consist of software, non-patent technology, land use right and goodwill. The Company typically amortizes its software and non-patent technology with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The goodwill $11,096 occurred during to the acquisition of 51% equity interest in Shenzhen Lanbei Ecological Technology Co., Ltd.

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

Goodwill on acquisition of Shenzhen Lanbei Ecological Technology Co., Ltd $11,096 is impaired and written off in the period ended August 31, 2021.

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

(n)	Sales and Distribution Expense

Selling and distribution expenses amounted to $225,814 and $157,185 for the three months ended August 31, 2021 and 2020 respectively. Selling and distribution expenses are mainly included salary $74,129, sale-related consultancy $84,971 and travelling expenses $12,175.

(o)	General and Administrative Expenses

General and administrative expenses amounted to $162,048 and $86,981 for the three month ended August 31, 2021 and 2020 respectively. General and administrative expenses consist salary $90,929, rental expenses $19,198 and goodwill written off $11,096.

(p)	Operating Leases

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

(q)	Value-added Taxes

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

(r)	Income Taxes

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended August 31, 2021 and August 31, 2020, respectively:

	For the three months ended August 31, 2021	For the three months ended August 31, 2020
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months ended August 31, 2021 and August 31, 2020, respectively are as follows:

	For the three months ended
	August 31, 2021	August 31, 2020
Current	-	5,140
Deferred
Income tax expense	-	5,140

(s)	Employee Benefit Expenses

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

(t)	Comprehensive Income (Loss)

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

(u)	Loss Per Share

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

(v)	Segment Reporting

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

(w)	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

On August 19, 2021, CXJ Technology (Hangzhou) Co., Ltd acquired 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd (a Chinese company) from Shenzhen Baiwen Enterprise Management Consulting Co., Ltd with a purchase consideration of RMB1. After the acquisition comes into effect, Shenzhen Lanbei Ecological Technology Co., Ltd will share profits and risks and losses in proportion to the equity. Lixin Cai will become the legal representative of Shenzhen Lanbei Ecological Technology Co., Ltd.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of August 31, 2021 and May 31, 2021.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended August 31, 2021 and 2020, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months ended August 31, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	As of		As of
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
	$	$	%	%
Linyi Niubang International Trading Co., Ltd	152,784	-	69.4%	-
Wuxi Anruichi Technology Co., Ltd	38,700	-	17.6%	-
Guangzhou Kashide Car Accessories Co., Ltd	23,801	-	10.8%	-
	215,285	-	97.8%	-

No accounts payable for major suppliers, where the major suppliers requested to make full payment before delivery of goods.

Note 7. Account Receivables, Net

As of August 31, 2021 and May 31, 2021. our account receivables are $8,873 and $8,477, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at August 31, 2021 and May 31, 2020:

	As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Prepayment	277,755	168,470
Deposit	9,370	15,754
Other receivables	30,664	32,459
Total	317,789	216,683

Other Receivables

Description	Amount(USD)	Remark

Staff Advances	28,251	For business conference and functions
Social Insurance	2,413
Total	30,664

As of August 31, 2021, the prepayment balance $277,755 represented the prepayment of sales-related consultancy fee, goods and parts purchases. The deposit balance $9,370 is the rental deposit of office and warehouse. Other receivable balance $30,664 represented staff advance $28,251 for company business conference and functions and social insurance $2,413.

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

	As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Property, Plant and Equipment	1,422	-
Less: Accumulated Depreciation	(75)	-
Total	1,347	-

During the period ended August 31, 2021, the Company purchased three units of notebook for $1,422 and the provision for depreciation is $75.

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Software	45,057	45,057
Add: Development cost occurred	18,828	-
Less: Accumulated amortization	(14,501)	(11,522)
Less: Foreign translation difference	(1,020)	(561)
Total	48,364	32,974

As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Goodwill on acquisition of Lanbei	11,096	-
Less: Impairment of goodwill	(11,096)	-
Less: Foreign translation difference	-	-
Total	-	-

During the period ended August 31, 2021, the Company is still increased the development expenses for the enterprise resource planning system (ERP) for the partners or clients, the system can be used on both PC/APP, the Company reassessed the whole program and expected to be completed in the year of 2022. The function can be classified into vehicles management, membership management, inventory management and financial management. The app for clients or partners is also available on WeChat mini program to manage consumers’ request and reservation. Additional development cost $18,828 is occurred and amortization $2,979 is provided during the period ended August 31, 2021.

Acquisition goodwill $11,096 is occurred due to the acquired 51% of equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd from Shenzhen Baiwen Enterprise Management Consulting Co., Ltd with a purchase consideration of RMB1. The goodwill $11,096 is impairment and written off in the period ended August 31, 2021.

Note 11. Account Payable

Accounts payable consists of the following:

As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Account Payable	180,811	233,516

The account payable balance of $180,811 includes payable to vendors for motor oil and auto parts. It was expected to be paid in the end of 2021.

Note 12. Advanced Received, Accrued Expenses and Other Payable

	As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Deposit Received	87,520	63,241
Accrued Expenses	100,318	148,615
Advanced Received	2,922,729	2,723,405
Other Payable	127,074	95,527
Total	3,237,641	3,030,788

Deposit Received $87,520 include deposit for brand name used $61,146 and deposit of intention $26,374. Accrued Expenses $100,318 include accrued salary $61,875, VAT payable $6,821, audit fee $15,000, tax consultant fee $7,000. Other payable $127,074 include $32,508 from Shenzhen Lanbei’s shareholder Shenzhen Baiwen, $92,879 for provision of business dispute with a customer.

Advanced Received

Description	Amount $	Remark

Prepayment of goods from customers	228,573
Brand name management fees from customers	2,649,984	Will amortized according to the contract
Inbound marketing	44,172
Total	2,922,729

Advanced received $2,922,729 include prepayment of goods from customers $228,573, brand name management fees from customers $2,649,984 and inbound marketing $44,172 paid by customers that can recognized as revenue in the coming one year.

Note 13. Related Party Transaction

(a) Related party list

Names of related parties	Relationship with the Company
New Charles Technology Group Limited	Company controlled by the director
Lixin Cai	Director
Cuiyao Luo	Director

The Company had the following related party balances and transactions as of and for the three months ended August 31, 2021 and the year ended May 31, 2021. All related parties are controlled by either the founder or the directors of the Company and are providing professional services for the Company to facilitate its operation of the Company. These advanced balances are short-term in nature, bearing no interest, and due on demand.

Amounts due from related parties	As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
New Charles Technology Group Limited	43,500	43,500

As of August 31, 2021, the reporting date, the amount due from New Charles Technology Group Limited mainly represents $43,500 of unpaid authorized share capital, and New Charles Technology Group Limited will settle the outstanding balance in the coming year.

Amounts due to related parties	As of
	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Cuiyao Luo	125,385	114,935

As of August 31, 2021 and May 31, 2020, Cuiyao Luo advanced $125,385 and $114,935 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 14. Lease Right-Of-Use Asset and Lease Liabilities

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

As of June 1, 2019, the Company recognized approximately US$247,369, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 1, 2019, with discounted rate of 3.25% adopted, new office lease acquired in November 2020, with discounted rate of 4.75% adopted and warehouse acquired in June 2021, with discounted rate of 4.35% adopted from The People’s Bank Of China’s base lending rate as a reference for discount rate, as this bank is the largest bank and national bank of China.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

USD
Gross lease payable	259,257
Less: imputed interest	(11,888)
Initial recognition as of June 1, 2019	247,369

As of August 31, 2021, operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	247,369
Amortization for the year ended May 31, 2020	(54,628)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020 - Office	77,546
Add: New office lease on June 30, 2021 -Warehouse	15,362
Amortization for the year ended May 31, 2021	(69,827)
Amortization for the peirod ended June 1 to August 31, 2021	(14,136)
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(138,844)
Adjustment for discontinuation of tenancy - Warehouse	(17,998)
Foreign exchange translation	15,763
Balance as of August 31, 2021	60,607

As of August 31, 2021, Operating lease liability as follow:
USD
Initial recognition as of June 1, 2019	247,369
Less: gross repayment for the year ended May 31, 2020	(56,390)
Add: imputed interest for the year ended May 31, 2020	4,824
Balance as of May 31, 2020	195,803
Add: New office lease on November 30, 2020	77,546
Add: imputed interest for the year ended May 31, 2021	4,421
Less: gross repayment for the year ended May 31, 2021	(73,003)
Add: New warehouse lease on June 2021	15,362
Add: Imputed interest of new warehouse lease - June 2021	323
Less: Gross repayment for the period June 1 to August 31, 2021	(14,988)
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(142,519)
Adjustment for discontinuation of tenancy - Warehouse (Jun 2021)	(18,572)
Foreign exchange translation	16,657
Balance as of August 31, 2021	61,030
Less:lease liability current portion	(50,976)
Lease liability non-current portion	10,054

For the three month ended August 31, 2021 and August 31, 2020, the amortization of the operating lease right of use assets are $14,136 and $21,481 respectively.

During the three months ended August 31, 2021, the Company terminated one lease and a new lease consolidated in the Company as at June 30,2021.

Maturities of operating lease obligation as follow:

Year Ending	Operating Lease $
May 31, 2022	50,976
May 31, 2023	10,054
Total	61,030

Other information:

For the three months ended August 31, 2021 $

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	14,104
Right-of-use assets obtained in exchange for operating lease liabilities	61,030
Remaining lease term for operating lease (years)	1.08
Weighted average discount rate for operating lease	4.55%

Note 15: Contingent Liabilities

A provision of $92,879 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 16: Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 17: Significant event

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended August 31, 2021.

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

	For the Three Months Ended
	August 31, 2021	August 31, 2020
	$	$
	(unaudited)	(unaudited)
Revenue	493,809	264,151
Cost of Revenue	(220,237)	(127,378)
Gross Profit	273,572	136,773
Other Income	30,169	1
Selling and Distribution Expenses	(225,814)	(157,185)
General and Administrative Expenses	(162,048)	(86,981)
Loss from Operation	(84,121)	(107,392)
Interest Income/(Expense)	142	-
Loss before Income Taxes	(83,979)	(107,392)
Income Taxes	-	(5,140)
Net Loss before Non-controlling Interest	(83,979)	(112,532)
Non-controlling Interest	(696)	-
Net Loss Attributable to Shareholders	(83,283)	(112,532)

For the period June 1, 2021 to August 31, 2021, we generated total revenue of $493,809 that included motor oil $231,472, brand name administrative fee $132,220 and auto parts $117,898.

Revenues

We generate revenues from selling auto parts, motor oil and providing brand name services The following table sets forth the components of our revenues by amounts and percentages of our total revenues for the periods presented

	For the Three Months Ended		For the Three Months Ended
	August 31, 2021	% of Net	August 31, 2020	% of Net
	$	Sales	$	Sales
Administrative fee of brand name	132,220	26.8%	127,957	48.4%
Motor Oil	231,472	47%	-	-
Sales of auto parts	117,898	24%	115,464	43.7%
Others	12,219	2%	20,730	7.8%
Total	493,809	100%	264,151	100%

The Company are engaging in trading of auto parts and motor oil to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of Auto Parts and Motor Oil

The Company received the purchase order from their third-party agents, the selling price is based on the purchase price plus on a certain margin. Revenues related to sales of auto parts and motor oil are recognized in the consolidated statements of operations and comprehensive income/(loss) at the time when the goods are delivered and the ownership transfer to the third-party agents.

Administrative Fee of Brand Name

We earned the brand name administrative fees from our customers, who pay one-time fixed fee RMB100,000 for three years and RMB200,000 for fives for exchange of (1) the right to use the brand name “Chejiangling / Teenage Hero Car” and “ECXJ”, (2) the right to receive 10% of other new shops’ brand name permission fee, (3) the right to receive 5% of other new shops’ selling, and (4) the right to receive 20% of other new shops’ administrative fee. The fee is not be refundable.

Total revenues for three months ended August 31, 2021, 2021 were $493,809 compared to $264,151 for the three months ended August 31, 2020, which increased 86.9%, mainly due to the increased sales of motor oil.

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods.

For three months ended August 31, 2021 compared to three months ended August 31, 2020

	For the Three Months Ended		For the Three Months Ended
	August 31, 2021	% of	August 31, 2020	% of
	$	Cost	$	Cost
Motor Oil	121,899	55%	-	-
Sales of auto parts	88,210	40%	101,481	79.7%
Others	10,128	5%	25,897	20.3%
Total	220,237	100%	127,378	100%

Cost of revenue for the three months ended August 31, 2021 were $220,237 compared to $127,378 as of ended August 31, 2020, an increment of $92,859 is mainly due to the increase of sales of motor oil.

Gross Profit

Gross profit for the three months ended August 31, 2021 were $273,572 compared to $136,773 as of August 31, 2020, an increment of 136,799 is mainly due to the increase of sales of motor oil.

Selling and Distribution Expenses

Selling and Distribution expenses include salary, sales-related consultancy fee, travelling expenses, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended August 31, 2021 compared to three months ended August 31, 2020

	For the Three Months Ended		For the Three Months Ended
	August 31, 2021	% of Net	August 31, 2020	% of Net
	$	Sales	$	Sales
Selling and Distribution Expenses	225,814	45.7%	157,185	59.5%

Sales and marketing expenses for the three months ended August 31, 2021 were $225,814 compared to $157,185 as of August 31, 2020. The significant increase was primarily due to increase on salary and and sales-related consultancy fee and travelling expenses.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, facility cost, rental fee and other related expenses.

For three months ended August 31, 2021 compared to three months ended August 31, 2020

	For the Three Months Ended		For the Three Months Ended
	August 31, 2021	% of Net	August 31, 2020	% of Net
	$	Sales	$	Sales
General and Administrative Expenses	162,048	32.8%	86,981	32.9%

G&A expenses for the three months ended August 31, 2021 were $162,048 compared to $86,981 as of August 31, 2020. The increase was primarily due to the increase of salary and welfare, goodwill written off, travelling expenses, consultancy fee and rental expenses.

Taxation

We recorded $0 and $5,140 in income tax expenses for the period ended August 31, 2021 and August 31, 2020, respectively.

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

We are subject to value-added tax at a rate of 13% on sales of motor oil and auto parts and 6% on the services (brand name management services), in each case less any deductible value-added tax we have already paid or borne. We are also subject to surcharges on value-added tax payments in accordance with PRC law.

Net Loss

Net loss for the three months ended August 31, 2021 were $83,979 compared to $112,532 as of August 31, 2020, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Three Months Ended
	August 31, 2021	August 31, 2020
	$	$
Cash Flows (used in)/provided by operating activities	(57,419)	60,540
Cash Flows used in investing activities	(20,250)	(21,502)
Cash Flows provided by financing activities.	10,450	-
Effects on change in foreign exchange rate	28,636	(25,095)
Net Change in cash during period	(38,583)	13,943

Operating Activities

Net cash (used in)/provided by operating activities for the three months ended August 31, 2021 were ($57,419) compared to $60,540 provided by operating activities as of August 31, 2020. And as compared to net loss of $83,979 and $112,532, respectively, in the same period.

Investing Activities

Net cash used in investing activities for the three months ended August 31, 2021 were $20,250 compared to $21,502 as of August 31, 2020.

Financing Activities

Net cash provided by financing activities for the three months ended August 31, 2021 were $10,450 compared to $0 as of August 31, 2020.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of August 31, 2021 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	61,030	50,976	10,054	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of August 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

Date: November 19, 2021

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: November 19, 2021

