Form 10-Q
period 2021-11-30
CXJ GROUP CO., Ltd
filed 2022-01-14
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2022
Common Stock, $.001 par value	101,487,017

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of November, 2021(unaudited) and May 31, 2021 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended November 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months and Six Month Ended November 30, 2021 and 2020 (unaudited)	6 - 7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2021 and 2020 (unaudited)	8
	Notes to the Consolidated Financial Statements	9 - 26
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	33

ITEM 1.	Legal Proceedings	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Mine Safety Disclosures	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	33
Signatures		34

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF November 30, 2021 and May 31, 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	November 30, 2021	May 31, 2021
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Account receivables	-	8,477
Prepayments, deposits and other receivables	166,975	216,683
Inventories	167,063	62,815
Due from a related party	-	43,500
Cash and cash equivalents	101,498	340,109
Total Current Assets	435,536	671,584

NON-CURRENT ASSETS
Property, plant and equipment, net	1,253	-
Operating lease right-of-use assets	48,324	79,173
Intangible assets	77,811	32,974
Total Non-current Assets	127,388	112,147

TOTAL ASSETS	562,924	783,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	86,637	233,516
Advanced received, accrued expenses and other payables	2,691,289	3,030,788
Amount due to a director	151,385	114,935
Operating lease liabilities, net of current portion	48,371	55,628
Total Current Liabilities	2,977,682	3,434,867

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	24,523

TOTAL LIABILITIES	2,977,682	3,459,390

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,487,017 and 101,487,017 shares issued and outstanding as of November 30, 2021 and May 31, 2021 respectively	101,487	101,487
Additional paid-in capital		-
Accumulated other comprehensive income (expense)	(153,668)	(152,739)
Accumulated deficit	(2,354,377)	(2,624,407)
Total CXJ Group Stockholders’ (deficit) Equity	(2,406,558)	(2,675,659)
Non-controlling interest	(8,200)	-
TOTAL STOCKHOLDERS’ EQUITY	(2,414,758)	(2,675,659)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	562,924	783,731

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2021 and NOVEMBER 30, 2020

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$	$	$
REVENUE
- Non-related party	828,272	224,751	1,322,081	488,902

COST OF REVENUE	(217,440)	(68,944)	(437,677)	(196,322)
GROSS PROFIT	610,832	155,807	884,404	292,580

OTHER INCOME	16	-	30,185	1

SELLING AND DISTRIBUTION EXPENSES	(240,465)	(82,470)	(466,279)	(239,655)
GENERAL AND ADMINISTRATIVE EXPENSES	(22,518)	(97,785)	(184,566)	(184,766)
PROFIT/(LOSS) FROM OPERATIONS	347,865	(24,448)	263,744	(131,840)

INTEREST INCOME	170	-	312	-
PROFIT/(LOSS) BEFORE INCOME TAX	348,035	(24,448)	264,056	(131,840)

INCOME TAXES EXPENSE	8,435	(2,481)	8,435	(7,621)
PROFIT/(LOSS) AFTER TAXATION	356,470	(26,929)	272,491	(139,461)
Less: Non-controlling Interest	3,157	-	2,461	-
PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	353,313	(26,929)	270,030	(139,461)
Other comprehensive income/(loss):
- Foreign exchange adjustment profit/(loss)	(37,043)	(36,544)	(929)	(62,093)
COMPREHENSIVE PROFIT/(LOSS)	316,270	(63,473)	269,101	(201,554)

Net profit/(loss) per share - Basic and diluted	0.00	(0.00)	0.00	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,487,017	101,487,017	101,487,017	101,487,017

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2021 and NOVEMBER 30, 2020

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended November 30, 2021

	Common Stock		Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders’
	Number of Shares	Amount	Income	Deficit	Interest	Deficit
		$	$	$	$	$
Balance as of August 31, 2021	101,487,017	101,487	(116,625)	(2,707,690)	(11,357)	(2,734,185)
Net Profit	-	-	-	353,313	3,157	356,470
Accumulated other Comprehensive Income	-	-	(37,043)	-	-	(37,043)
Non-controlling Interest	-	-	-	-	-	-
Balance as of November 30, 2021	101,487,017	101,487	(153,668)	(2,354,377)	(8,200)	(2,414,758)

For the six months ended November 30, 2021

	Common Stock		Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders’
	Number of Shares	Amount	Income	Deficit	Interest	Deficit
		$	$	$	$	$
Balance as of May 31, 2021	101,487,017	101,487	(152,739)	(2,624,407)	-	(2,675,659)
Net Profit/(Loss)	-	-	-	270,030	2,461	272,491
Accumulated other Comprehensive Income	-	-	(929)	-	-	(929)
Non-controlling Interest	-	-	-	-	(10,661)	(10,661)
Balance as of November 30, 2021	101,487,017	101,487	(153,668)	(2,354,377)	(8,200)	(2,414,758)

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2021 and NOVEMBER 30, 2020

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended November 30, 2020

	Common Stock		Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders’
	Number of Shares	Amount	Income	Deficit	Interest	Deficit
		$	$	$	$	$
Balance as of August 31, 2020	101,487,017	101,487	(18,334)	(850,697)	-	(767,544)
Net Profit	-	-	-	(26,929)		(26,929)
Accumulated other Comprehensive Loss	-	-	(36,544)	-	-	(36,544)
Non-controlling Interest	-	-	-	-	-	-
Balance as of November 30, 2020	101,487,017	101,487	(54,878)	(877,626)	-	(831,017)

For the six months ended November 30, 2020

	Common Stock		Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders’
	Number of Shares	Amount	Income	Deficit	Interest	Deficit
		$	$	$	$	$
Balance as of May 31, 2020	101,487,017	101,487	7,215	(738,165)	-	(629,463)
Net Profit	-	-	-	(139,461)	-	(139,461)
Accumulated other Comprehensive Income	-	-	(62,093)	-	-	(62,093)
Non-controlling Interest	-	-	-	-	-	-
Balance as of November 30, 2020	101,487,017	101,487	(54,878)	(877,626)	-	(831,017)

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 and 2020

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For the six months ended November 30,
	2021	2020
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)	272,491	(139,461)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Write off impair goodwill	11,096	-
Operating lease expenses	13,236	22,543
Bad debts recovery	(155,246)	-
Amortization of intangible assets	5,976	-
Depreciation	191	-
	147,744	(116,918)
Changes In Operating Assets And Liabilities:
Accounts receivables	8,477	(270,675)
Prepayments, deposits and other receivables	127,488	1,419,626
Inventories	(104,248)	40,382
Due from a director	-	115,868
Due from a related party	1,462	1,458
Accounts payable	(35,190)	97,040
Operating lease liabilities	13,618	25,455
Other payables and accrued liabilities	(368,344)	(1,186,857)
Net Changes In Operating Assets And Liabilities	(356,737)	242,297

Net Cash (Used In)/Provided By Operating Activities	(208,993)	125,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,444)	-
Purchase of intangible assets	(50,540)	(51,159)
Net Cash Used In Investing Activities	(51,984)	(51,159)
CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of advances from related party	43,500	-
Advances from a director	34,988	28,368
Net Cash Provided By Financing Activity	78,488	28,368
Effect of exchange rate changes	(56,122)	(113,003)
Net Change In Cash And Cash Equivalents	(238,611)	(10,415)
Cash and cash equivalents, beginning of year	340,109	15,588
CASH AND CASH EQUIVALENTS, END OF PERIOD	101,498	5,173

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 and year ended may 31, 2021

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of November 30, 2021 and May 31, 2021 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the six months ended November 30, 2021 and 2020 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net profit of $356,470 and net loss of $26,929 during the three months ended November 30, 2021 and 2020, respectively. As of November 30, 2021 and May 31, 2021, the Company had an accumulated deficit of $2,354,377 and $2,624,407, respectively. The Company net cash outflow used in operations of $208,993 during the six months ended November 30, 2021.

As of November 30, 2021 and May 31, 2021, the Company had cash and cash equivalents of $101,498 and $340,109, the current liability of $2,977,682 and $3,434,867. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b) Going Concern Uncertainties

The accompanies financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,354,377 and $2,624,407 as of November 30, 2021 and May 31, 2021 respectively. During the period six months ended November 30, 2021 and 2020, the Company occurred a net profit of $272,491 and net loss of $139,461 respectively. Furthermore, the Company recorded a net cash flows of ($238,611) and ($10,415) as of November 30, 2021 and 2020 respectively.

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

These and other factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended
	November 30, 2021	November 30, 2020
Period-end CNY: US$1 exchange rate	6.36	6.58
Period-average CNY: US$1 exchange rate	6.42	6.72

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

(j) Intangible Assets, Net

The Company’s intangible assets with definite useful lives primarily consist of software, non-patent technology, land use right and goodwill. The Company typically amortizes its software and non-patent technology with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The goodwill $11,096 occurred during to the acquisition of 51% equity interest in Shenzhen Lanbei Ecological Technology ,Co., Ltd.

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

(n) Sales and Distribution Expense

Selling and distribution expenses amounted to $240,465 and $82,470 for the three months ended November 30, 2021 and 2020 respectively. Selling and distribution expenses are mainly included salary $88,896, sale-related consultancy $82,277, travelling expenses $42,369 and logistics expenses $26,524.

(o) General and Administrative Expenses

General and administrative expenses amounted to $22,518 and $97,785 for the three month ended November 30, 2021 and 2020 respectively. General and administrative expenses consist salary $76,998, rental expenses $13,524, audit and consultancy fee $87,346, goodwill written off $11,096 and bad debts recovery ($155,246).

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended November 30, 2021 and November 30, 2020, respectively:

	For the three months ended November 30, 2021	For the three months ended November 30, 2020
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and six month ended November 30, 2021 and November 30, 2020, respectively are as follows:

	For the three months ended
	November 30, 2021	November 30, 2020
Current	(8,435)	2,481
Deferred
Income tax expense/(income)	(8,435)	2,481

	For the six months ended
	November 30, 2021	November 30, 2020
Current	(8,435)	7,621
Deferred
Income tax expense/(income)	(8,435)	7,621

There was a tax refund of $8,435 from tax authority in November 2021.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of November 30, 2021 and May 31, 2021.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended November 30, 2021 and 2020, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months and six months ended November 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For the three months ended November 30,		For the three months ended November 30,
	2021	2020	2021	2020
	$	$	%	%
Linyi Niubang International Trading Co., Ltd	48,281	28,325	22.2%	41%
Wuxi Anruichi Technology Co., Ltd	13,082	-	6%	-
Guangzhou Kashide Car Accessories Co., Ltd	10,240	2,483	5%	4%
	71,603	30,808	33%	45%

	For the six months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020
	$	$	%	%
Linyi Niubang International Trading Co., Ltd	201,065	50,250	45.9%	25.6%
Wuxi Anruichi Technology Co., Ltd	51,782	-	11.8%	-
Guangzhou Kashide Car Accessories Co., Ltd	34,041	4,999	7.8%	2.5%
	286,888	55,249	65.5%	28.1%

No accounts payable for major suppliers, where the major suppliers requested to make full payment before delivery of goods.

Note 7. Account Receivables, Net

As of November 30, 2021 and May 31, 2021. our account receivables are nil and $8,477, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at November 30, 2021 and May 31, 2020:

	As of
	November 30,2021	May 31,2021
	(unaudited)	(audited)
	$	$
Prepayment	110,710	168,470
Deposit	20,285	15,754
Other receivables	35,980	32,459
Total	166,975	216,683

Other Receivables

Description	Amount(USD)	Remark

Staff Advances	33,842	For business conference and functions
Social Insurance	2,138
Total	35,980

As of November 30, 2021, the prepayment balance $110,710 represented the prepayment of sales-related consultancy fee, goods and parts purchases. The deposit balance $20,285 is the rental deposit of office and warehouse. Other receivable balance $35,980 represented staff advance $33,842 for company business conference and functions and social insurance $2,138.

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

	As of
	November 30, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Property, Plant and Equipment	1,444	-
Less: Accumulated Depreciation	(191)	-
Total	1,253	-

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	As of
	November 30, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Software	45,057	45,057
Add: Development cost occurred	50,540	-
Less: Accumulated amortization	(17,498)	(11,522)
Less: Foreign translation difference	(288)	(561)
Total	77,811	32,974

During the period ended November 30, 2021, the Company is still increased the development expenses for the enterprise resource planning system (ERP) for the partners or clients, the system can be used on both PC/APP, the Company reassessed the whole program and expected to be completed in the year of 2022. The function can be classified into vehicles management, membership management, inventory management and financial management. The app for clients or partners is also available on WeChat mini program to manage consumers’ request and reservation. Additional development cost $50,540 is occurred and amortization $5,976 is provided during the period ended November 30, 2021.

Acquisition goodwill $11,096 is occurred due to the acquired 51% of equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd from Shenzhen Baiwen Enterprise Management Consulting Co., Ltd with a purchase consideration of RMB1. The goodwill $11,096 is impairment and written off in the period ended August 31, 2021.

Note 11. Account Payable

Accounts payable consists of the following:

As of
	November 30, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Account Payable	86,637	233,516

The account payable balance of $86,637 includes payable to vendors for motor oil and auto parts. It was expected to be paid in the end of 2021.

Note 12. Advanced Received, Accrued Expenses and Other Payable

	As of
	November 30, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
Deposit Received	82,547	63,241
Accrued Expenses	102,009	148,615
Advanced Received	2,373,417	2,723,405
Other Payable	133,316	95,527
Total	2,691,289	3,030,788

Deposit Received $82,547 include deposit for brand name used $64,465 and deposit of intention $18,082. Accrued Expenses $102,009 include accrued salary $66,792, welfare expenses $18,868, tax payable $7,441, audit and consultancy fee $6,040. Other payable $133,316 include $36,164 from Shenzhen Lanbei’s shareholder Shenzhen Baiwen, $94,340 for provision of business dispute with a customer.

Advanced Received

Description	Amount $	Remark

Prepayment of goods from customers	217,834
Brand name management fees from customers	2,100,141	Will amortized according to the contract
Inbound marketing	55,442
Total	2,373,417

Advanced received $2,373,417 include prepayment of goods from customers $217,834, brand name management fees from customers $2,100,141 and inbound marketing $55,442 paid by customers that can recognized as revenue in the coming one year.

Note 13. Related Party Transaction

(a) Related party list

Names of related parties	Relationship with the Company
New Charles Technology Group Limited	Company controlled by the director
Lixin Cai	Director
Cuiyao Luo	Director

The Company had the following related party balances and transactions as of and for the six months ended November 30, 2021 and the year ended May 31, 2021. All related parties are controlled by either the founder or the directors of the Company and are providing professional services for the Company to facilitate its operation of the Company. These advanced balances are short-term in nature, bearing no interest, and due on demand.

Amounts due from related parties	As of
	November 30, 2021	May 31, 2021
	(unaudited)	(audited)
	$	$
New Charles Technology Group Limited	-	43,500

Amounts due to related parties	As of
	November 30, 2021	May 31,2021
	(unaudited)	(audited)
	$	$
Cuiyao Luo	151,385	114,935

As of November 30, 2021 and May 31, 2020, Cuiyao Luo advanced $151,385 and $114,935 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

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

The initial recognition of operating lease right and lease liability as follow:

USD
Gross lease payable	259,257
Less: imputed interest	(11,888)
Initial recognition as of June 1, 2019	247,369

As of November 30, 2021, operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	247,369
Amortization for the year ended May 31, 2020	(54,628)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020 - Office	77,546
Add: New office lease on June 30, 2021 -Warehouse	15,362
Amortization for the year ended May 31, 2021	(69,827)
Amortization for the period ended June 1 to August 31, 2021	(14,136)
Amortization for the period ended September 1 to November 30, 2021	(13,236)
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(138,844)
Adjustment for discontinuation of tenancy - Warehouse	(17,998)
Foreign exchange translation	16,716
Balance as of November 30, 2021	48,324

As of November 30, 2021, Operating lease liability as follow:
USD
Initial recognition as of June 1, 2019	247,369
Less: gross repayment for the year ended May 31, 2020	(56,390)
Add: imputed interest for the year ended May 31, 2020	4,824
Balance as of May 31, 2020	195,803
Add: New office lease on November 30, 2020	77,546
Add: imputed interest for the year ended May 31, 2021	4,421
Less: gross repayment for the year ended May 31, 2021	(73,003)
Add: New warehouse lease on June 2021	15,362
Add: Imputed interest of new warehouse lease - June 2021	323
Less: Gross repayment for the period June 1 to August 31, 2021	(14,988)
Less: Gross repayment for the period Sept 1 to November 30, 2021	(13,893)
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(142,519)
Adjustment for discontinuation of tenancy - Warehouse (Jun 2021)	(18,864)
Foreign exchange translation	18,183
Balance as of November 30, 2021	48,371
Less:lease liability current portion	(48,371)
Lease liability non-current portion	-

For the three month ended November 30, 2021 and November 30, 2020, the amortization of the operating lease right of use assets are $13,236 and $22,543 respectively.

Maturities of operating lease obligation as follow:

Year Ending	Operating Lease $
May 31, 2022	48,371
May 31, 2023	-
Total	48,371

Other information:

For the three months ended November 30, 2021 $

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	13,618
Right-of-use assets obtained in exchange for operating lease liabilities	48,371
Remaining lease term for operating lease (years)	1.07
Weighted average discount rate for operating lease	4.55%

Note 15: Contingent Liabilities

A provision of $94,340 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 16: Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 17: Significant event

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended November 30, 2021.

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

	For the Three Months Ended November 30，
	2021	2020
	$	$
	(unaudited)	(unaudited)
Revenue	828,272	224,751
Cost of Revenue	(217,440)	(68,944)
Gross Profit	610,832	155,807
Other Income	16	-
Selling and Distribution Expenses	(240,465)	(82,470)
General and Administrative Expenses	(22,518)	(97,785)
Profit/(Loss) from Operation	347,865	(24,448)
Interest Income/(Expense)	170	-
Profit/(Loss) before Income Taxes	348,035	(24,448)
Income Taxes	8,435	(2,481)
Net Profit/(Loss) before Non-controlling Interest	356,470	(26,929)
Non-controlling Interest	3,157	-
Profit/(Loss) Attributable to Shareholders	353,313	(26,929)

For the period September 1, 2021 to November 30, 2021, we generated total revenue of $828,272 that included motor oil $243,192, brand name administrative fee $465,782 and auto parts $65,353.

Revenues

We generate revenues from selling auto parts, motor oil and providing brand name services The following table sets forth the components of our revenues by amounts and percentages of our total revenues for the periods presented

	For the Three Months Ended		For the Three Months Ended
	November 30, 2021	% of Net	November 30, 2020	% of Net
	$	Sales	$	Sales
Administrative fee of brand name	465,782	56.2%	147,668	65.7%
Motor Oil	243,192	29.4%	13,157	5.9%
Sales of auto parts	65,353	7.9%	45,990	20.5%
Others	53,945	6.5%	17,936	8.0%
Total	828,272	100%	224,751	100%

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

Total revenues for three months ended November 30, 2021 were $828,272 compared to $224,751 for the three months ended November 30, 2020, which increased by $603,521, mainly due to the increased of brand name administrative fee by $318,114, sales of motor oil by $230,035.

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods.

For three months ended November 30, 2021 compared to three months ended November 30, 2020

	For the Three Months Ended		For the Three Months Ended
	November 30, 2021	% of	November 30, 2020	% of
	$	Cost	$	Cost
Motor Oil	165,236	76%	9,472	13.7%
Sales of auto parts	46,778	22%	41,470	60.2%
Others	5,426	2%	18,002	26.1%
Total	217,440	100%	68,944	100%

Cost of revenue for the three months ended November 30, 2021 were $217,440 compared to $68,944 as of ended November 30, 2020, an increment of $148,496 is mainly due to the increased of sales of motor oil.

Gross Profit

Gross profit for the three months ended November 30, 2021 were $610,832 compared to $155,807 as of November 30, 2020, an increment of $455,025 is mainly due to the increase of brand name administrative fee and sales of motor oil.

Selling and Distribution Expenses

Selling and Distribution expenses include salary, sales-related consultancy fee, travelling expenses, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended November 30, 2021 compared to three months ended November 30, 2020

	For the Three Months Ended		For the Three Months Ended
	November 30, 2021	% of Net	November 30, 2020	% of Net
	$	Sales	$	Sales
Selling and Distribution Expenses	240,465	29%	82,470	36.7%

Sales and marketing expenses for the three months ended November 30, 2021 were $240,465 compared to $82,470 as of November 30, 2020. The significant increase was primarily due to increase on salary and and sales-related consultancy fee and travelling expenses.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, facility cost, rental fee and other related expenses.

For three months ended November 30, 2021 compared to three months ended November 30, 2020

	For the Three Months Ended		For the Three Months Ended
	November 30, 2021	% of Net	November 30, 2020	% of Net
	$	Sales	$	Sales
General and Administrative Expenses	22,518	2.7%	97,785	43.5%

G&A expenses for the three months ended November 30, 2021 were $22,518 compared to $97,785 as of November 30, 2020. The decrement was primarily due to the bad debts recovery $155,246, increase of salary and welfare, travelling expenses, consultancy fee and rental expenses.

Taxation

We recorded ($8,435) and $2,481 in income tax expenses for the period ended November 30, 2021 and November 30, 2020, respectively. Received a corporation tax refund from tax authority in November 2021.

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

Net Loss

Net profit/(loss) for the three months ended November 30, 2021 were $356,470 compared to ($26,929) as of November 30, 2020, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Six Months Ended
	November 30, 2021	November 30, 2020
	$	$
Cash Flows (used in)/provided by operating activities	(208,993)	125,379
Cash Flows used in investing activities	(51,984)	(51,159)
Cash Flows provided by financing activities.	78,488	28,368
Effects on change in foreign exchange rate	(56,122)	(113,003)
Net Change in cash during period	(238,611)	(10,415)

Operating Activities

Net cash (used in)/provided by operating activities for the six months ended November 30, 2021 were ($208,993) compared to $125,379 provided by operating activities as of November 30, 2020. And as compared to net profit of $272,491 and net loss of $139,461, respectively, in the same period.

Investing Activities

Net cash used in investing activities for the six months ended November 30, 2021 were $51,984 compared to $51,159 as of November 30, 2020.

Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2021 were $78,488 compared to $28,368 as of November 30, 2020.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of November 30, 2021 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	48,371	48,371	-	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of November 30, 2021.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were effective and no material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during our most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 14, 2022

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: January 14, 2022

