Form 10-Q
period 2022-02-28
CXJ GROUP CO., Ltd
filed 2022-04-13
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2022
Common Stock, $.001 par value	101,487,017

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of February 28 , 2022 (unaudited) and May 31, 2021 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended February 28, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months and Nine Month Ended February 28,, 2022 and 2021 (unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2022 and 2021 (unaudited)	8
	Notes to the Consolidated Financial Statements	9-27
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34

ITEM 1.	Legal Proceedings	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3.	Defaults Upon Senior Securities	34
ITEM 4.	Mine Safety Disclosures	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	34
Signatures		35

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2022 and May 31, 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	February 28, 2022	May 31, 2021
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Account receivables	-	8,477
Prepayments, deposits and other receivables	194,371	216,683
Inventories	157,154	62,815
Due from a shareholder	-	43,500
Cash and cash equivalents	55,703	340,109
Total Current Assets	407,228	671,584

NON-CURRENT ASSETS
Property, plant and equipment, net	1,148	-
Operating lease right-of-use assets	35,207	79,173
Intangible assets	37,821	32,974
Total Non-current Assets	74,176	112,147

TOTAL ASSETS	481,404	783,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	60,023	233,516
Advanced received, accrued expenses and other payables	2,509,965	3,030,788
Amount due to a director	151,385	114,935
Operating lease liabilities, net of current portion	34,868	55,628
Total Current Liabilities	2,756,241	3,434,867

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	24,523

TOTAL LIABILITIES	2,756,241	3,459,390

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,487,017 and 101,487,017 shares issued and outstanding as of February 28, 2022 and May 31, 2021 respectively	101,487	101,487
Additional paid-in capital		-
Accumulated other comprehensive income (expense)	(170,468)	(152,739)
Accumulated deficit	(2,200,466)	(2,624,407)
Total CXJ Group Stockholders’ (deficit) Equity	(2,269,447)	(2,675,659)
Non-controlling interest	(5,390)	-
TOTAL STOCKHOLDERS’ EQUITY	(2,274,837)	(2,675,659)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	481,404	783,731

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2022

and FEBRUARY 28, 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$	$	$
REVENUE
- Non-related party	638,316	251,602	1,960,397	740,504

COST OF REVENUE	(129,328)	(85,923)	(567,005)	(282,245)
GROSS PROFIT	508,988	165,679	1,393,392	458,259

OTHER INCOME	1,345	1,439	31,530	1,440

SELLING AND DISTRIBUTION EXPENSES	(130,005)	(71,627)	(596,284)	(311,282)
GENERAL AND ADMINISTRATIVE EXPENSES	(221,972)	(129,131)	(406,538)	(313,897)
PROFIT/(LOSS) FROM OPERATIONS	158,356	(33,640)	422,100	(165,480)

INTEREST INCOME	79	-	391	0
PROFIT/(LOSS) BEFORE INCOME TAX	158,435	(33,640)	422,491	(165,480)

INCOME TAXES EXPENSE	(1,714)	(491)	6,721	(8,112)
PROFIT/(LOSS) AFTER TAXATION	156,721	(34,131)	429,212	(173,592)
Less: Non-controlling Interest	2,810	-	5,271	-
PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	153,911	(34,131)	423,941	(173,592)
Other comprehensive income/(loss):
- Foreign exchange adjustment profit/(loss)	(16,874)	(10,382)	(17,803)	(72,475)
COMPREHENSIVE PROFIT/(LOSS)	137,037	(44,513)	406,138	(246,067)

Net profit/(loss) per share - Basic and diluted	0.00	(0.00)	0.00	0.00

Weighted average number of common shares outstanding – Basic and diluted	101,487,017	101,487,017	101,487,017	101,487,017

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended February 28, 2022

	Common Stock		Accumulated Other			Total
	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Stockholders’ Deficit
		$	$	$	$	$
Balance as of November 30, 2021	101,487,017	101,487	(153,668)	(2,354,377)	(8,200)	(2,414,758)
Net Profit	-	-	-	153,911	2,810	156,721
Accumulated other Comprehensive Income	-	-	(16,800)	-	-	(16,800)
Non-controlling Interest	-	-	-	-	-	-
Balance as of February 28, 2022	101,487,017	101,487	(170,468)	(2,200,466)	(5,390)	(2,274,837)

For the nine months ended February 28, 2022

	Common Stock		Accumulated Other			Total
	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Stockholders’ Deficit
		$	$	$	$	$
Balance as of May 31, 2021	101,487,017	101,487	(152,739)	(2,624,407)	-	(2,675,659)
Net Profit/(Loss)	-	-	-	423,941	5,271	429,212
Accumulated other Comprehensive Income	-	-	(17,729)	-	-	(17,729)
Non-controlling Interest	-	-	-	-	(10,661)	(10,661)
Balance as of February 28, 2022	101,487,017	101,487	(170,468)	(2,200,466)	(5,390)	(2,274,837)

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended February 28, 2021

	Common Stock		Accumulated Other			Total
	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Stockholders’ Deficit
		$	$	$	$	$
Balance as of November 30, 2020	101,487,017	101,487	(54,878)	(877,626)	-	(831,017)
Net Profit	-	-	-	(34,131)	-	(34,131)
Accumulated other Comprehensive Loss	-	-	(10,382)	-	-	(10,382)
Non-controlling Interest	-	-	-	-	-	-
Balance as of February 28, 2021	101,487,017	101,487	(65,260)	(911,757)	-	(875,530)

For the nine months ended February 28, 2021

	Common Stock		Accumulated Other			Total
	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Stockholders’ Deficit
		$	$	$	$	$
Balance as of May 31, 2020	101,487,017	101,487	7,215	(738,165)	-	(629,463)
Net Profit	-	-	-	(173,592)	-	(173,592)
Accumulated other Comprehensive Income	-	-	(72,475)	-	-	(72,475)
Non-controlling Interest	-	-	-	-	-	-
Balance as of February 28, 2021	101,487,017	101,487	(65,260)	(911,757)	-	(875,530)

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022 and 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For the nine months ended February 28,
	2022	2021
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)	429,212	(173,592)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Write off impair goodwill	11,096	-
Operating lease expenses	40,872	58,739
Termination of lease	1,248	(3,675)
Bad debts recovery	(155,246)	-
Amortization of intangible assets	98,595	-
Depreciation	307	-
Other Income - Rental & Penalty Exempted	(30,093)	-
Admin - Penalty	6,573	-
	402,564	(118,528)
Changes In Operating Assets And Liabilities:
Accounts receivables	8,477	(281,590)
Prepayments, deposits and other receivables	100,092	1,535,708
Inventories	(94,339)	102,408
Amount due to a director	-	160,781
Due from a related party	1,462	-
Accounts payable	(63,152)	138,661
Operating lease liabilities	41,608	(57,561)
Other payables and accrued liabilities	(548,320)	(1,352,313)
Net Changes In Operating Assets And Liabilities	(554,172)	246,094

Net Cash (Used In)/Provided By Operating Activities	(151,608)	127,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,455)	-
Purchase of intangible assets	(103,287)	(74,654)
Net Cash Used In Investing Activities	(104,742)	(74,654)
CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of advances from related party	43,500	-
Advances from a director	34,988	34
Net Cash Provided By Financing Activity	78,488	34
Effect of exchange rate changes	(106,544)	(67,041)
Net Change In Cash And Cash Equivalents	(284,406)	(14,095)
Cash and cash equivalents, beginning of year	340,109	15,588
CASH AND CASH EQUIVALENTS, END OF PERIOD	55,703	1,493

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022 and year ended may 31, 2021

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of February 28, 2022 and May 31, 2021 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the nine months ended February 28, 2022 and 2021 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net profit of $156,721 and net loss of $34,131 during the three months ended February 28, 2022 and 2021, respectively. As of February 28, 2022 and May 31, 2021, the Company had an accumulated deficit of $2,200,466 and $2,624,407, respectively. The Company net cash outflow used in operations of $151,608 during the nine months ended February 28, 2022.

As of February 28, 2022 and May 31, 2021, the Company had cash and cash equivalents of $55,703 and $340,109, the current liability of $2,756,241 and $3,434,867. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b) Going Concern Uncertainties

The accompanies financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,200,466 and $2,624,407 as of February 28, 2022 and May 31, 2021 respectively. During the period nine months ended February 28, 2022 and 2021, the Company generated a net profit of $429,212 and net loss of $173,592 respectively. Furthermore, the Company recorded a net cash flows of ($284,406) and ($14,095) as of February 28, 2022 and 2021 respectively.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended
	February 28, 2022	February 28, 2021
Period-end CNY: US$1 exchange rate	6.31	6.48
Period-average CNY: US$1 exchange rate	6.36	6.49

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

(j) Intangible Assets, Net

The Company’s intangible assets with definite useful lives primarily consist of software, non-patent technology, land use right and goodwill. The Company typically amortizes its software and non-patent technology with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The goodwill $11,096 created during to the acquisition of 51% equity interest in Shenzhen Lanbei Ecological Technology ,Co., Ltd.

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

(n) Sales and Distribution Expense

Selling and distribution expenses amounted to $130,005 and $71,627 for the three months ended February 28, 2022 and 2021 respectively. Selling and distribution expenses are mainly included salary $72,113, sale-related consultancy $24,880, exhibition and advertisement expenses $7,759 and logistics expenses $13,807.

(o) General and Administrative Expenses

General and administrative expenses amounted to $221,972 and $129,131 for the three month ended February 28, 2022 and 2021 respectively. General and administrative expenses consist salary $70,370, rental expenses $9,558, audit and consultancy fee $32,636 and write off software development cost $88,954.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended February 28, 2022 and February 28, 2021, respectively:

	For the three months ended February 28, 2022	For the three months ended February 28, 2021
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and nine month ended February 28, 2022 and February 28, 2021, respectively are as follows:

	For the three months ended
	February 28, 2022	February 28, 2021
Current	1,714	491
Deferred
Income tax expense/(income)	1,714	491

	For the nine months ended
	February 28, 2022	February 28, 2021
Current	(6,721)	8,112
Deferred
Income tax expense/(income)	(6,721)	8,112

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of February 28, 2022 and May 31, 2021.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended February 28, 2022 and 2021, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months and nine months ended February 28, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For the three months ended February 28,		For the three months ended February 28,
	2022	2021	2022	2021
	$	$	%	%
Linyi Niubang International Trading Co., Ltd	58,875	6,580	46%	8%
Nanjing Western Oil Co., Ltd	29,560	-	23%	-
	88,435	6,580	69%	8%

	For the nine months ended February 28,		For the nine months ended February 28,
	2021	2020	2021	2020
	$	$	%	%
Linyi Niubang International Trading Co., Ltd	259,940	56,830	46%	20%
Wuxi Anruichi Technology Co., Ltd	60,794	-	11%	0%
	320,734	56,830	57%	20%

No accounts payable for major suppliers, where the major suppliers requested to make full payment before delivery of goods.

Note 7. Account Receivables, Net

As of February 28, 2022 and May 31, 2021. our account receivables are nil and $8,477, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at February 28, 2022 and May 31, 2021:

	As of
	February 28, 2022	May 31, 2021
	(unaudited)	(audited)
	$	$
Prepayment	158,409	168,470
Deposit	10,975	15,754
Other receivables	24,987	32,459
Total	194,371	216,683

Other Receivables

Description	Amount(USD)	Remark

Staff Advances	22,149	For business conference and functions
Social Insurance	2,838
Total	24,987

As of February 28, 2022, the prepayment balance $158,409 represented the prepayment of sales-related consultancy fee, goods and parts purchases. The deposit balance $10,975 is the rental deposit of office and warehouse. Other receivable balance $24,987 represented staff advance $22,149 for company business conference and functions and social insurance $2,838.

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

	As of
	February 28, 2022	May 31, 2021
	(unaudited)	(audited)
	$	$
Property, Plant and Equipment	1,455	-
Less: Accumulated Depreciation	(307)	-
Total	1,148	-

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	As of
	February 28, 2022	May 31, 2021
	(unaudited)	(audited)
	$	$
Software	45,057	45,057
Add: Capitalization of software	23,219	-
Total software	68,276	45,057
Add: Development cost incurred	80,068	-
Less: Accumulated amortization	(110,118)	(11,522)
Less: Foreign translation difference	(405)	(561)
Total	37,821	78,031

During the period ended February 28, 2022, the Company is still increased the development expenses for the enterprise resource planning system (ERP) for the partners or clients, the system can be used on both PC/APP, the Company reassessed the whole program and the program was completed in February 2022. The function can be classified into vehicles management, membership management, inventory management and financial management. The app for clients or partners is also available on WeChat mini program to manage consumers’ request and reservation. Additional development cost $52,747 is incurred, capitalization of software $23,219 and amortization $92,620 is provided during the period ended February 28, 2022.

Acquisition goodwill $11,096 is created due to the acquisition of 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd from Shenzhen Baiwen Enterprise Management Consulting Co., Ltd with a purchase consideration of RMB1. The goodwill $11,096 is impairment and written off in the period ended August 31, 2021.

Note 11. Account Payable

Accounts payable consists of the following:

As of
	February 28, 2022	May 31, 2021
	(unaudited)	(audited)
	$	$
Account Payable	60,023	233,516

The account payable balance of $60,023 includes payable to vendors for motor oil and auto parts. It was expected to be paid in the end of 2022.

Note 12. Advanced Received, Accrued Expenses and Other Payable

	As of
	February 28, 2022	May 31, 2021
	(unaudited)	(audited)
	$	$
Deposit Received	89,541	63,241
Accrued Expenses	98,229	148,615
Advanced Received	2,192,182	2,723,405
Other Payable	130,013	95,527
Total	2,509,965	3,030,788

Deposit Received $89,541 include deposit for brand name used $71,316 and deposit of intention $18,225. Accrued Expenses $98,229 include accrued salary $67,560, tax payable $22,036, audit and consultancy fee $8,633. Other payable $130,013 include $33,281 from Shenzhen Lanbei’s shareholder Shenzhen Baiwen, $95,087 for provision of business dispute with a customer.

Advanced Received

Description	Amount $	Remark

Prepayment of goods from customers	263,780
Brand name management fees from customers	1,928,402	Will amortized according to the contract
Total	2,192,182

Advanced received $2,192,182 include prepayment of goods from customers $263,780 and brand name management fees from customers $1,928,402.

Note 13. Related Party Transaction

(a) Related party list

Names of related parties	Relationship with the Company
New Charles Technology Group Limited	Company controlled by the director
Lixin Cai	Director
Cuiyao Luo	Director

The Company had the following related party balances and transactions as of and for the nine months ended February 28, 2022 and the year ended May 31, 2021. All related parties are controlled by either the founder or the directors of the Company and are providing professional services for the Company to facilitate its operation of the Company. These advanced balances are short-term in nature, bearing no interest, and due on demand.

Amounts due from related parties	As of
	February 28, 2022	May 31, 2021
	(unaudited)	(audited)
	$	$
New Charles Technology Group Limited	-	43,500

Amounts due to related parties	As of
	February 28, 2022	May 31, 2021
	(unaudited)	(audited)
	$	$
Cuiyao Luo	151,385	114,935

As of February 28, 2022 and May 31, 2021, Cuiyao Luo advanced $151,385 and $114,935 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

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

The initial recognition of operating lease right and lease liability as follow:

USD
Gross lease payable	259,257
Less: imputed interest	(11,888)
Initial recognition as of June 1, 2019	247,369

As of February 28, 2022, operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	247,369
Amortization for the year ended May 31, 2020	(54,628)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020 - Office	77,546
Add: New office lease on June 30, 2021 -Warehouse	15,362
Amortization for the year ended May 31, 2021	(69,827)
Amortization for the period ended June 1 to August 31, 2021	(14,136)
Amortization for the period ended September 1 to November 30, 2021	(13,236)
Amortization for the period ended December 1, 2021 to February 28, 2022	(13,500)
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(138,844)
Adjustment for discontinuation of tenancy - Warehouse	(17,998)
Foreign exchange translation	17,099
Balance as of February 28, 2022	35,207

As of February 28, 2022, Operating lease liability as follow:
USD
Initial recognition as of June 1, 2019	247,369
Less: gross repayment for the year ended May 31, 2020	(56,390)
Add: imputed interest for the year ended May 31, 2020	4,824
Balance as of May 31, 2020	195,803
Add: New office lease on November 30, 2020	77,546
Add: imputed interest for the year ended May 31, 2021	4,421
Less: gross repayment for the year ended May 31, 2021	(73,003)
Add: New warehouse lease on June 2021	15,362
Add: Imputed interest of new warehouse lease - June 2021	323
Less: Gross repayment for the period June 1 to August 31, 2021	(14,988)
Less: Gross repayment for the period Sept 1 to November 30, 2021	(13,893)
Less: Gross repayment for the period Dec 1, 2021 to February 28, 2022	(14,003)
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(142,519)
Adjustment for discontinuation of tenancy - Warehouse (Jun 2021)	(18,864)
Foreign exchange translation	18,683
Balance as of November 30, 2021	34,868
Less:lease liability current portion	(34,868)
Lease liability non-current portion	-

For the three month ended February 28, 2022 and February 28, 2021, the amortization of the operating lease right of use assets are $13,500 and $13,139 respectively.

Maturities of operating lease obligation as follow:

Year Ending	Operating Lease $
May 31, 2022	34,868
May 31, 2023	-
Total	34,868

Other information:

For the three months ended February 28, 2022 $

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	13,886
Right-of-use assets obtained in exchange for operating lease liabilities	34,868
Remaining lease term for operating lease (years)	0.63
Weighted average discount rate for operating lease	4.55%

Note 15: Contingent Liabilities

A provision of $94,340 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 16: Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 17: Significant event

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended February 28, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the period ended February 28, 2022 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended February 28，
	2022	2021
	$	$
	(unaudited)	(unaudited)
Revenue	638,316	251,602
Cost of Revenue	(129,328)	(85,923)
Gross Profit	508,988	165,679
Other Income	1,345	1,439
Selling and Distribution Expenses	(130,005)	(71,627)
General and Administrative Expenses	(221,972)	(129,131)
Profit/(Loss) from Operation	158,356	(33,640)
Interest Income/(Expense)	79	-
Profit/(Loss) before Income Taxes	158,435	(33,640)
Income Taxes	(1,714)	(491)
Net Profit/(Loss) before Non-controlling Interest	156,721	(34,131)
Non-controlling Interest	2,810	-
Profit/(Loss) Attributable to Shareholders	153,911	(34,131)

For the three month period ended February 28, 2022, we generated total revenue of $638,316 that included motor oil $185,014, brand name administrative fee $401,563 and auto parts $32,933.

Revenues

We generate revenues from selling auto parts, motor oil and providing brand name services The following table sets forth the components of our revenues by amounts and percentages of our total revenues for the periods presented

	For the Three Months Ended		For the Three Months Ended
	February 28, 2022	% of	February 28, 2021	% of
	$	Net Sales	$	Net Sales
Administrative fee of brand name	401,563	62.9%	150,935	60.0%
Motor Oil	185,014	29.0%	18,130	7.2%
Sales of auto parts	32,933	5.2%	12,609	5.0%
Others	18,806	2.9%	69,928	27.8%
Total	638,316	100%	251,602	100%

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

Administrative Fee of Brand Name

We earned the brand name administrative fees from our customers, who pay one-time fixed fee RMB90,000 for one to three years and RMB200,000 for fives for exchange of (1) the right to use the brand name “Chejiangling / Teenage Hero Car” and “ECXJ”, (2) the right to receive 10% of other new shops’ brand name permission fee, (3) the right to receive 5% of other new shops’ selling, and (4) the right to receive 20% of other new shops’ administrative fee. The fee is not be refundable.

Total revenues for three months ended February 28, 2022 were $638,316 compared to $251,602 for the three months ended February 28, 2021, which increased by $386,714, mainly due to the increased of brand name administrative fee by $250,628, sales of motor oil by $166,884, sales of auto parts by $20,324 and decreased of others by $51,122.

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods.

For three months ended February 28, 2022 compared to three months ended February 28, 2021

	For the Three Months Ended		For the Three Months Ended
	February 28, 2022	% of	February 28, 2021	% of
	$	Cost	$	Cost
Motor Oil	101,616	79%	14,010	16.3%
Sales of auto parts	23,931	19%	9,427	11.0%
Others	3,781	3%	62,486	72.7%
Total	129,328	101%	85,923	100%

Cost of revenue for the three months ended February 28, 2022 were $129,328 compared to $85,923 as of ended February 28, 2021, an increment of $43,405 is mainly due to the increased of sales of motor oil.

Gross Profit

Gross profit for the three months ended February 28, 2022 were $508,988 compared to $165,679 as of February 28, 2021, an increment of $343,309 is mainly due to the increase of brand name administrative fee and sales of motor oil.

Selling and Distribution Expenses

Selling and Distribution expenses include salary, sales-related consultancy fee, travelling expenses, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended February 28, 2022 compared to three months ended February 28, 2021

	For the Three Months Ended		For the Three Months Ended
	February 28, 2022	% of	February 28, 2021	% of
	$	Net Sales	$	Net Sales
Selling and Distribution Expenses	130,005	20.4%	71,627	28.5%

Sales and marketing expenses for the three months ended February 28, 2022 were $130,005 compared to $71,627 as of February 28, 2021. The significant increase was primarily due to increase on salary and and sales-related consultancy fee and travelling expenses.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, facility cost, rental fee and other related expenses.

For three months ended February 28, 2022 compared to three months ended February 28, 2021

	For the Three Months Ended		For the Three Months Ended
	November 30, 2021	% of	November 30, 2020	% of
	$	Net Sales	$	Net Sales
General and Administrative Expenses	221,972	34.8%	129,131	51.3%

G&A expenses for the three months ended February 28, 2022 were $221,972 compared to $129,131 as of February 28, 2021. The increment was primarily due to the increase of salary and welfare, travelling expenses, consultancy fee and rental expenses.

Taxation

We recorded 1,714 and $491 in income tax expenses for the period ended February 28, 2022 and February 28, 2021, respectively. Received a corporation tax refund $8,435 from tax authority in November 2021.

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

Net Loss

Net profit/(loss) for the three months ended February 28, 2022 were $156,721 compared to ($34,131) as of February 28, 2021, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Nine Months Ended
	February 28, 2022	February 28, 2021
	$	$
Cash Flows (used in)/provided by operating activities	(151,608)	127,566
Cash Flows used in investing activities	(104,742)	(74,654)
Cash Flows provided by financing activities.	78,488	34
Effects on change in foreign exchange rate	(106,544)	(67,041)
Net Change in cash during period	(284,406)	(14,095)

Operating Activities

Net cash (used in)/provided by operating activities for the nine months ended February 28, 2022 were ($151,608) compared to $127,566 provided by operating activities as of February 28, 2021. And as compared to net profit of $429,212 and net loss of $173,592, respectively, in the same period.

Investing Activities

Net cash used in investing activities for the nine months ended February 28, 2022 were $104,742 compared to $74,654 as of February 28, 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended February 28, 2022 were $78,488 compared to $34 as of February 28, 2021.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of February 28, 2022 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	34,868	34,868	-	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of February 28, 2022.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were effective and no material weaknesses in our internal control over financial reporting.

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

Date: April 13, 2022

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: April 13, 2022

