Form 10-K
period 2022-05-31
CXJ GROUP CO., Ltd
filed 2024-01-09
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2022 and 2021 (as restated)

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-56425

CXJ GROUP CO., LIMITED

(Exact name of registrant as specified in its charter)

Nevada	85-2041913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

C290, DoBe E-Manor, Dongning Road No. 553,

Jianggan District, Hangzhou City,

Zhejiang Province, Peoples Republic of China, 310026

(Address of principal executive office and zip code)

(86) 186 6817 5727

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3,116,333, computed by reference to the price at which the common equity was last sold, as of June 9, 2022.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 3, 2024
Common Stock, $.001 par value	101,710,517

EXPLANATORY NOTE

Unless the context requires otherwise, references to “Company,” “ECXJ,” “we,” “us” and “our” are to CXJ Group Co., Limited.

Financial Information Included in this 10-K

This is the first Annual Report filed by the Company after the original filed 10-K for fiscal year ended May 31, 2021, filed on October 4, 2021,with the Securities and Exchange Commission(“ the SEC or Commission”). Readers should be aware that several aspects of this report differ from previous Annual Reports on Form 10-K, as it covers two annual years of the Company. This Annual Report on Form 10-K for the year ended May 31, 2022, also contains our audited Consolidated Financial Statements for the years ended May 31, 2021 (as restated), which have being restated hereby.

We have not filed and do not intend to file an amendment to any of our previously filed Annual Report on Form 10-K for the fiscal years ended prior to May 31, 2021.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the availability and adequacy of working capital to meet our requirements;

●	the consummation of any potential acquisitions;

●	actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;

●	changes in our business strategy or development plans;

●	our ability to continue as a going concern;

●	the availability of additional capital to support capital improvements and development;

●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2021 in China and around the world);

●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”); and

●	the availability of new business opportunities.

This Annual Report on Form 10-K should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and should be evaluated with consideration of any changes occurring after the date of this Annual Report on Form 10-K. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context hereof, references in this report to “Company,” “ECXJ,” “we,” “us” and “our” are to CXJ Group Co., Limited. All references to “USD” or U.S. Dollars (US$) are to the legal currency of the United States of America. All references to “RMB” are to the legal currency of People’s Republic of China.

PART I

Item 1. Business

Overview

We are an automobile aftermarket products wholesaler, as well as an auto detailing store consultancy company. Our business mainly divided into three sectors, namely sales of automobile aftermarket products, authorization fee on our brand name “Chejiangling / Teenage Hero Car” and provision of auto detailing store consultancy services.

We provide consultancy services to our customers, who are auto detailing store owners or persons who are going to start the stores. Our customer will use our brand name “Chejiangling / Teenage Hero Car” for their auto detailing stores. We will provide professional training and guidelines to our customers for standardizing their stores, in terms of their products and services, store decorations, operating procedures, etc. We will also provide training to the store employees to ensure they provide standardize and professional services to the end customers. We have also developed an enterprise resource planning system (ERP) for our customers. The ERP system can allow information management (from both PC and mobile device) and daily operation of the stores, increasing the efficiency of store management.

Our customer can sell our star product, NOVATE, a fully synthetic motor oil, and Ksoncar or X-Line, an automobile exhaust cleaner, in their auto detailing stores. With our star product and the brand name effect, end customers will be attracted to visitour customers’ store and enjoy other professional services provided by our customers, including automobile detailing services, automobile engine system maintenance, air conditioning system cleaning and maintenance, braking system maintenance and transmission system maintenance. More information can be found in the sections of “Sale and services” and “Customer”.

All our customers’ auto detailing stores are located within three kilometers or 10 minutes drives from the residential area, we target our brand “Chejiangling / Teenage Hero Car” can become popular and recognized as “neighbor auto detailing stores”.

As of May 31, 2022, we have set up 261 auto detailing stores with our customers with our brand name, the store network has reached 23 provinces and 132 cities in China. We aim to open 700 stores with our customers across China in the future.

Corporate History and Structure

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

The following diagram illustrates our corporate structure as of the date of this Annual Report.

Recent Developments

Coronavirus (COVID-19) Update

All our and the VIEs’ offices are located in the PRC and operations are subject to the risks of coronavirus outbreak starting from early 2020. The WHO declared the outbreak as a Public Health Emergency of International Concern (PHEIC) on January 30, 2020 and further characterized COVID-19 as a pandemic on March 11, 2020. The outbreak has caused and may continue to cause disruption to regional and national economic activities and temporary closure of stores and business facilities, which can affect customer activities in the affected areas and, therefore, reduce demand for our and the VIEs’ products. The outbreak has also resulted in disruptions to our and the VIEs’ business. Specifically, our automotive aftermarket products trading and authorised stores’ operations for a certain period in 2020 when lock-down measures were postponed. We are uncertain as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The impact of the COVID-19 outbreak on the local and national economies and on the industries in which we and the VIEs and our and the VIEs’ major customers operate could materially and adversely affect our and the VIEs’ business operations and financial condition. Any adverse effects on our and the VIEs’ major customers could impact their demand for our and the VIEs’ services or their ability to settle our and the VIEs’ outstanding trade receivables. If the outbreak is not effectively controlled in a short period of time, the business, financial condition, results of operations and prospects of us and the VIEs may be adversely affected as a result of the changes and any slowdown in economic growth, negative business sentiment or other factors that we cannot foresee.

After the second quarter of 2020, the COVID outbreak in China has gradually been controlled. Our business has also returned to normal operations, although management assessed that our results of operations had been negatively impacted for the year. COVID-19 could adversely affect our business and results of operations in 2023 if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

Business Plan

Our business plan is to extend our market share through acquiring quality businesses in the Automotive aftermarket industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We plan to further develop our online and offline marketing platform and internal enterprise resource planning system (ERP) by engaging an external IT company during 2023.

We consider the following factors when evaluating quality acquisition targets: (i) costs involved in an acquisition; (ii) financial performance of the target; (iii) the reputation of the target in its industry; (iv) the target’s existing customer base; (v) the target’s supplier network; (vi) the expertise and experience of the target’s management and employees; and (vii) the inventory condition of the target.

Our management believes that successful acquisitions will bring synergies to our business and enhance our shareholders’ value.

Our Strategies:

●	We plan to diversify our existing product portfolio strategically, and thereby provide our customers with a wider range of choices and broaden our existing customer base.

●	We plan to continue to solidify our relationships with our existing suppliers as well as identifying new suppliers.

●	We plan to strengthen our corporate image by increasing marketing and promotion efforts.

●	We plan to attract, motivate and retain high-quality talent.

●	We will continue to expand and explore additional services and products to enrich our one-stop services to our customers.

Our Business, Products and Product Distribution

We sell a variety of Automotive aftermarket products, such as engine/machine oil,  anti-icing fluid and auto parts. Currently we sell about two different brands of engine/machine oil, most of which are imported from Germany and Malaysia, and the auto parts purchased from domestic, currently we have 259 SKU of auto parts.

We have put significant efforts in developing and promoting our brand name in different regions of China. Our products are mainly sold to 4S repair shops.

We have cultivated business relationships and achieved recognition with different organizations over the years, which have improved our business and management efficacy. We have been a member of China Chain Store and Franchise Association since 2022.

Our Automotive aftermarket product management office is located in Hangzhou City. We lease the building which has over 270 square meters. It includes supply chain, support center, operation center, human resource and finance departments. The warehouse is also located in Hangzhou City with over 400 square meters. As of May 31, 2022, the Company has total three separate operating lease agreements for two office space and one warehouse in PRC with remaining lease terms of from 5 months to 12 months. The Company indicated to continue to keep the facilities.

We have developed an enterprise resource planning system (ERP) for our customers. The ERP system can allow information management (from both PC and mobile device) and daily operation of the stores, increasing the efficiency of store management. Most of our agents ordered from this platform.

Our customers

Our customers refer to all auto detailing store owners or persons who are going to start the stores.

Our customers are authorized to operate the auto detailing stores under our brand name “Chejiangling / Teenage Hero Car” and sell our product Ksoncar in their stores. Our customers have to be fulfilled several criterions before using our brand name, including the location of their stores, services they provided, etc. Our customers must provide respective automobile services according to their store types and scales, including automobile detailing services, automobile engine system maintenance, air conditioning system cleaning and maintenance, braking system maintenance and transmission system maintenance.

We standardize the stores and require our customers to provide standard and professional services to the end customers. The premium experience of visiting the stores will enhance our brand name “Chejiangling / Teenage Hero Car”, and hence attract more customers to join our network of auto detailing stores.

Marketing plan

Our marketing plan primarily focused upon our efforts to attract customers in China. In the coming years, and subsequently, we intend to make efforts to expand throughout the Southeast Asia, especially in Malaysia. Accordingly, we anticipate spending a substantial amount in marketing and advertising in the coming years.

While our marketing plans have not yet been determined in full, we do have tentative plans to penetrate the marketplace and attract customers by building our brand image through print advertisements, and possibly online paid advertisements to create brand awareness. We plan to develop a corporate website, although we do not have any definitive timeline in place to do so, which will introduce the benefits to our prospective clients. We intend to market our products through this corporate website and utilize search engine marketing to improve the number of sub-distributors and consumers who can find and view our future website.

The global presence social media has provided is an invaluable resource. As we begin to grow, create brand awareness and expand our operations to South East Asia, especially in Malaysia, we intend to use social media to reach and engage additional sub-distributors and customers. We intend to create social media pages, on platforms such as Weibo, Twitter, Instagram and Facebook, in the future in order to promote our products to overseas markets. However, we do not have any definitive plans for how we will manage or grow our social media presence at this time.

All of the above marketing plans have not yet been determined in sufficient detail to outline at this time and remain under development. Our support center will continue to launch new marketing plans, to help the authorized agents to further develop the customers and achieve the growth of the company's sales scale.

Competition

Although there are numerous alternative brands, we intend to distinguish ourselves by creating a strong relationship with our customers. We believe that we will have competitive strengths that will allow us to effectively compete in this market. It is our intention to create competitive strengths via our future pricing model and the quality of our products and network of stores.

Our partners are also important for our marketing, the local resources held by our alliance combine with our mature management and technical support can create huge value and great service for consumers, so we are confident about our advantage for both of our services and products, with more and more club set up in most of the city, our business will become a automobile living cycle focus on automobile aftermarket services.

We believe that our products and services can attract new customers while keeping our current customers satisfied.

Government Regulations

We operate our business in China under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body; the State Council, which is the highest authority of the executive branch of the PRC central government; and several ministries and agencies under its authority, including the Ministry of Industry and Information Technology, State Administration For Industry & Commerce, State Administration of Taxation and their respective local offices.

REGULATIONS RELATING TO COMMERCIAL FRANCHISING

Pursuant to the Regulations on the Administration of Commercial Franchising（《商業特許經營管理條例》）, or the Franchising Regulations, which took effect on 1 May 2007, commercial franchising refers to the business activities where a franchisor, being an enterprise possessing registered trademarks, corporate logos, patents, proprietary technology, or other business resources, licences through contracts its business resources to the franchisees, being other business operators, and the franchisees carry out business operation under a uniform business model and pay franchising fees to the franchisor pursuant to the contracts. The Franchising Regulations requires that any enterprise engaging in trans-provincial franchise business shall register with the Ministry of Commerce, and any enterprise engaging in franchise business within one province shall register with the provincial counterpart of the Ministry of Commerce. The Franchising Regulations also set forth a number of requirements for the franchisors and to govern the franchise agreements. For example, the franchisors and franchisees are required to enter into franchising agreements containing certain required terms, and the franchise term thereunder shall be no less than three years unless otherwise agreed by the franchisee.

On 12 December 2011, the Ministry of Commerce promulgated the Administrative Measures for the Filing of Commercial Franchisees (《商業特許經營備案管理辦法》), which took effect on 1 February 2012 and sets forth in detail the procedures and documents required for such filing, including, among other things, within 15 days after executing the first franchise agreement, the franchisor shall file with the Ministry of Commerce or its local counterparts for record, and if there occurs any change to the franchisor’s business registration, business resources, and the franchisee store network throughout China, the franchisor shall apply to the Ministry of Commerce for alteration within 30 days after the occurrence of such change. Furthermore, within the first quarter of each year, the franchisor shall report the execution, revocation, termination, and renewal of the franchise agreements occurring in the previous year to the Ministry of Commerce or its local counterparts, the failure of which may subject the franchisor to an order of rectification and a fine up to RMB50,000. Furthermore, the franchisor is required to implement information disclosure system. The Administrative Measures on the Information Disclosure of Commercial Franchising（《商業 特許經營信息披露管理辦法》）, which took effect on 1 April 2012, provides a list of information that the franchisor shall disclose to franchisees in writing at least 30 days prior to the execution of the franchising agreements.

Regulations on Hazardous Chemicals

According to the Work Safety Law of the PRC（《中華人民共和國安全生產法》）, which was promulgated by the SCNPC in 2002 and was latest amended in June 2021, where dangerous goods are to be manufactured, sold, transported, stored, used or to be disposed of or scrapped, business operators shall abide by relevant laws and regulations, as well as the national standards or industrial specifications, establish a special system for safety control, adopt reliable safety measures, and subject themselves to supervision and control by the competent departments in accordance with law. The Regulation on the Safety Administration of Hazardous Chemicals（《危險化學品安全管理條例》 ）, which was promulgated by the State Council and latest amended in 2013, has further stipulates that enterprises using hazardous chemicals shall, in accordance with the types and hazard characteristics of the used hazardous chemicals as well as the amount and mode of use, establish and perfect the safety administration regulations and safety operating rules for the use of hazardous chemicals so as to guarantee the safe use of hazardous chemicals, and shall comply with the provisions of laws and regulations regarding the storage hazardous chemicals. Enterprise fails to comply with such regulatory requirements shall be ordered to rectify, to suspend business operations, be imposed fines, or even has its permits or business licence be revoked by the relevant government authorities.

Pursuant to the Regulation on the Safety Administration of Hazardous Chemicals, enterprises engaging in road transportation of hazardous chemicals shall, according to the provisions of the laws and administrative regulations concerning road transportation, obtain the permits for road transportation of dangerous goods, and go through the registration formalities with the administration for industry and commerce. The Regulations on Governing the Road Transportation of Dangerous Goods（《道路危險貨物運輸管理規定》），which was promulgated by the Ministry of Transport in 1993, latest amended in 2019, has further stipulates where a shipper entrusts an entity that has not obtained a permit for road transportation of dangerous goods in accordance with the law to carry dangerous chemicals, it shall be ordered to make corrections by the competent road transport administrative authority at or above the county level and shall be imposed a fine ranging from RMB100,000 to RMB200,000.

Regulations on Disposal of Hazardous Waste

Pursuant to the Law on the Prevention and Control of Environmental Pollution Caused by Solid Waste （《中華人民共和國固體廢物污染環境防治法》）, which was promulgated by the SCNPC in 1995 and was latest amended on 1 September 2020, entities generating hazardous waste shall store, utilise and dispose hazardous waste according to the relevant requirements of the state and environmental protection standards, and shall not dump or pile up hazardous waste without authorisation. Furthermore, it is forbidden to entrust hazardous waste to entities without a permit for disposal, or else the competent ecological and environmental authorities shall order it to make rectification, impose fines, confiscate illegal gains, and in serious circumstance, order it to suspend business or close down upon the approval of the government authorities.

Intellectual Property

We rely on a combination of patents, copyrights, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We own copyrights to the Automotive aftermarket product content and software we developed in-house. We also own copyrights to the automotive aftermarket content we commission third parties to develop for us. As of May 31, 2022, we had 102 registered trademarks, 5 patents, 14 registered software copyrights and 3 registered works copyrights with the PRC State Copyright Bureau, and 3 registered domain names.

Despite our efforts to protect ourselves from infringement or misappropriation of our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In the event of a successful claim of infringement and our failure or inability to develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely basis, our business could be harmed. See “Risk Factors — Risks Related to Our Business and Industry — We may from time to time be subject to infringement claims relating to intellectual properties of third parties.” and “Risk Factors — If we fail to protect our intellectual property rights, our brand and business may suffer” in this document for details. During the two years ended May 31, 2022, we were not a party to any material disputes relating to intellectual property infringement or misappropriation.

Employees

As of May 31, 2022, the Company had 33 employees, all of which were on a full-time basis. The following table sets forth the number of our full-time employees categorized by function as of May 31, 2022:

Function	Number of Employees
Finance	7
Operation center	13
IT and Engineering	2
General and Administrative	7
Supply Chain	4
Total	33

There are 29 employees are based in Hangzhou and 4 employees are based in Shenzhen respectively, where our operations are located.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines.

We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. We periodically provide other information for investors on our corporate website. This includes press releases and other information about financial performance and information on corporate governance. The information contained on the websites referenced in this Form 10-K is not part of this report and is not incorporated by reference into this filing.

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could be decline and you may lose all or part of your investment.

Risks associated with doing business in China

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On November 5, 2021, the SEC adopted the PCAOB rule to implement HFCA Act, which provides a framework for the PCAOB to determine whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021 the PCAOB issued its determinations (the “PCAOB Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the Board is unable to inspect or investigate completely. Our auditor is not currently on such lists.

Our current auditor, Zhen Hui Certified Public Accountants, an independent registered public accounting firm that is headquartered in Hong Kong, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”). Although we believe that the Holding Foreign Companies Accountable Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of or amendments to the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our securities are delisted by the exchange on which our securities are listed

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

The lack of access to the PCAOB inspection or investigation in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections or investigation of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections and investigation, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

Our principal executive offices are located in China and our sole executive officer and director is a resident of and is physically located in and has significant ties to China. Our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our common stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our common stock may depreciate quickly. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, which took effect on February 15, 2022 and replaced the previously issued Revised Measures for Cybersecurity Review. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Revised Cybersecurity Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) our online platform business just start up, we possess personal information of a very small number of users (less than 300 users) in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Revised Cybersecurity Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Revised Cybersecurity Measures.

However, regulatory requirements on cybersecurity and data security in the PRC are constantly evolving and can be subject to varying interpretations or significant changes, which may result in uncertainties about the scope of our responsibilities in that regard.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off).

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

To our knowledge, our beneficial owners, who are PRC residents, have not completed the Notice 37 registration. And we cannot guarantee that all or any of the shareholders will complete the Notice 37 registration prior to the closing of this Offering. Failure by any such shareholders or beneficial owners to comply with Notice 37 could restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. In addition, the PRC resident shareholders who fail to complete Notice 37 registration may subject to fines less than RMB50,000.

As these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of our securities offerings into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed an Enterprise Income Tax Law (the “EIT Law”) and implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation of China issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management are often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders.

ECXJ does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of the Notice, so we believe the Notice is not applicable to us. However, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the Notice to evaluate the tax residence status of ECXJ.

We do not believe that we meet some of the conditions outlined. As a holding company, the key assets and records of ECXJ including the resolutions and meeting minutes of our board of directors and the resolutions and meeting minutes of our shareholders, are located and maintained outside the PRC. In addition, we are not aware of any offshore holding companies with a corporate structure similar to ours that have been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we believe that ECXJ should not be treated as a “resident enterprise” for PRC tax purposes if the criteria for “de facto management body” as set forth in the Notice were deemed applicable to us. However, as the tax residency status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body” as applicable to our offshore entities, we will continue to monitor our tax status.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income, so this would have minimal effect on us; however, if we develop non-China source income in the future, we could be adversely affected. Second, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income.” Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, but our PRC source income will not be taxed in the U.S. again because the U.S.-China tax treaty will avoid double taxation between these two nations.

PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In the normal course of our business or in utilizing proceeds of any future securities offerings, we may make loans to our PRC subsidiaries or may make additional capital contributions to our PRC subsidiaries. Any loans to our PRC subsidiaries are subject to PRC regulations. For example, loans by us to our subsidiaries in China, which are FIEs, to finance their activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange, or SAFE. Currently, China is holding more open and tolerant attitude toward FIEs. More open rules and regulations are published in recent years to replace previous ones which are more restrictive. On March 30th, 2015, SAFE promulgated Circular 19 which is about Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises) and effective since June 1, 2015. Circular 19 has made some important changes in rules regarding the conversion of foreign exchanges to RMB, which are as follows in particular:

(1)	Instead of the payment-based exchange settlement system under previous Circular 142 and Circular 88, new rules of discretional foreign exchange settlement have been established, which means the foreign exchange capital in the capital account of foreign-invested enterprises for which the confirmation of rights and interests of monetary contribution by the local foreign exchange bureau (or the book-entry registration of monetary contribution by the banks in accordance with Circular 13 as we mentioned in the comment below) has been handled can be settled at the banks based on the actual operational needs of the enterprises, and the proportion of foreign exchange which can be discretionally converted by each FIE is temporarily determined as 100% (SAFE may adjust such scale as necessary). So regulation wise FIEs no longer needs to report the use of its RMB before or after a conversion which are required by previous Circular 142 and Circular 88. However, actually SAFE and the banks are experiencing a transitional period in this regard, so for the time being, most banks still need the FIEs to report their proposed use of the RMB to be converted from foreign exchanges, as well as the actual use of the RMB obtained in the last conversion. Certainly, the transitional period will not be too long and therefore optimistically from the year of 2016, the report obligation will no longer be required.

(2)	Foreign currency-denominated capital no longer needs to be verified by an accounting firm before converting into RMB.

(3)	As stipulated in Circular 19, the use of capital by FIEs shall follow the principles of authenticity and self-use within the business scope of enterprises, shall not be used for the following purposes:

a)	it shall not be directly or indirectly used for the payment beyond the business scope of the enterprises or the payment prohibited by national laws and regulations;

b)	it shall not be directly or indirectly used for investment in securities unless otherwise provided by laws and regulations;

c)	it shall not be directly or indirectly used for granting the entrust loans in RMB (unless permitted by the scope of business), repaying the inter-enterprise borrowings (including advances by the third party) or repaying the bank loans in Renminbi that have been sub-lent to the third party; and

d)	it shall not be used for paying the expenses related to the purchase of real estate not for self-use, except for the foreign-invested real estate enterprises.

On May 10, 2013, SAFE released Circular 21, which came into effect on May 13, 2013; also, on February 13, 2015 SAFE published Circular 13 (Circular of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment-related Foreign Exchange Administration Policies) to update some measures stipulated in Circular 21. According to Circular 21, SAFE has significantly simplified the foreign exchange administration procedures with respect to the registration, account openings and conversions, settlements of FDI-related foreign exchange, as well as fund remittances. Meanwhile, Circular 13 has further simplified foreign exchange administration procedures, most important among which is that SAFE delegated foreign exchange registration to the banks, meanwhile the related registration approval by SAFE has been annulled.

Even with more and more open policy toward FDI and FIEs, the Circulars mentioned above may still have some limit our ability to convert, transfer and use the net proceeds from our securities offerings and any offering of additional equity securities in China, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by the Ministry of Commerce of China, or MOFCOM, or its local counterpart. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiaries. If we fail to receive such approvals, we will not be able to use the proceeds of our offerings and capitalize our PRC operations, which could adversely affect our liquidity and our ability to fund and expand our business.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to penalties and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.

The SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off). On October 16, 2015, nine of our shareholders who are Chinese residents completed the registration with SAFE under this Notice.

China’s M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-monopoly Law promulgated by the Standing Committee of the National People’s Congress requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the anti-monopoly enforcement agency before they can be completed. In addition, the Measures for the Security Review of Foreign Investment promulgated by the NDRC and the Ministry of Commerce in December 2020 specify that foreign investments in military, national defense-related areas or in locations in proximity to military facilities, or foreign investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, information technology, Internet products and services, financial services and technology sectors, are required to obtain approval from designated governmental authorities in advance.

In the future, we and the VIEs may pursue potential strategic acquisitions that are complementary to our and the VIEs’ business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our and the VIEs’ ability to complete such transactions, which could affect our and the VIEs’ ability to expand business or maintain market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. There is a possibility that the PRC regulators may promulgate new rules or explanations requiring that we and the VIEs obtain the approval of the Ministry of Commerce or other PRC governmental authorities for our and the VIEs’ completed or ongoing mergers and acquisitions. Any action by the PRC government to exert more oversight and control over foreign investment in China-based companies could result in a material change in our operation, cause the value of our ordinary shares to significantly decline or become worthless, and significantly limit, or completely hinder our ability to offer or continue to offer our ordinary shares to investors.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

We and the VIEs face foreign exchange risk, and fluctuations in exchange rates could have an adverse effect on our and the VIEs’ business and investors’ investments.

Changes in the value of the RMB against the U.S. dollar, Euro and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from our securities offerings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations of the RMB against other currencies may increase or decrease the cost of imports and exports, and thus affect the price-competitiveness of our products against products of foreign manufacturers or products relying on foreign inputs.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended May 31, 2022 and 2021 (as restated), we had foreign currency translation loss of $59,115 and $126,600, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Payment of dividends is subject to restrictions under Nevada and the PRC laws.

Under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. Our ability to pay dividends will therefore depend on our ability to generate adequate profits. In addition, because of a variety of rules applicable to our operations in the PRC and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our and the VIEs’ operations in China.

The Securities and Exchange Commission, the U.S. Department of Justice, the PCAOB, and other U.S. authorities may also have difficulties in bringing and enforcing actions against us or our directors or executive officers in the PRC and Hong Kong. The SEC has stated that there are significant legal and other obstacles to obtaining information needed for investigations or litigation in China. China has adopted a revised securities law that became effective on March 1, 2020, Article 177 of which provides, among other things, that no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without governmental approval in China, no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators when it is under direct investigation or evidence discovery conducted by overseas regulators, which could present significant legal and other obstacles to obtaining information needed for investigations and litigation conducted outside of China.

Additional factors outside of our control related to doing business in China could negatively affect our business.

Additional factors that could negatively affect our business include a potential significant revaluation of the Renminbi, which may result in an increase in the cost of commodity or products in the PRC supply chain industry, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of the country, whether due to infrastructure inadequacy, labor disputes, slowdowns, PRC regulations and/or other factors. Prolonged disputes or slowdowns can negatively impact both the time and cost of goods. Natural disasters or health pandemics impacting China can also have a significant negative impact on our business. Further, the imposition of trade sanctions or other regulations against products supplied or sold in the supply chain industry transactions for which we provide solutions or the loss of “normal trade relations” status with China could significantly affect our operating results and harm our business.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our and the VIEs’ business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally planned economy to a relatively free market economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our and the VIEs’ business operations and may reduce our profitability

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the foreign corrupt practices act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in the PRC, which may experience corruption. Our proposed activities in the PRC create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

It may be difficult to effect service of process upon us, our Directors or our executive officers that reside in the PRC or to enforce against them or us in the PRC any judgments obtained from non-PRC courts.

The legal framework to which our Company is subject is materially different from the Companies Ordinance or corporate law in the United States and other jurisdictions with respect to certain areas, including the protection of minority shareholders. In addition, the mechanisms for enforcement of rights under the corporate governance framework to which our Company is subject are also relatively undeveloped and untested. However, according to the PRC Company Law, shareholders may commence a derivative action against the directors, supervisors, officers or any third party on behalf of a company under certain circumstances.

On July 14, 2006, the Supreme People’s Court of the PRC and the Government of Hong Kong signed the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region Pursuant to Choice of Court Agreements between Parties Concerned. Under such an arrangement, where any designated people’s court in the PRC or any designated Hong Kong court has made an enforceable final judgment requiring payment of money in a civil and commercial case pursuant to a choice of court agreement in writing by the parties, any party concerned may apply to the relevant people’s court in the PRC or Hong Kong court for recognition and enforcement of the judgment. Although this arrangement became effective on August 1, 2008, the outcome and effectiveness of any action brought under the arrangement may still be uncertain.

All of our senior management members reside in the PRC, and substantially all of our and the VIEs’ assets, and substantially all of the assets of those persons are located in the PRC. Therefore, it may be difficult for investors to effect service of process upon those persons inside the PRC or to enforce against us or them in the PRC any judgments obtained from non-PRC courts. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Cayman Islands, the United States, the United Kingdom, Japan and many other developed countries. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or even impossible.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct all of our business through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Risk related to our business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We stared our operation in June 2019. For the years ended May 31, 2022 and 2021 (as restated), we have generated $2,771,360 and $1,050,828 (as restated) respectively, in revenues and incurred net loss of $541,453 and $1,582,407, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	Our ability to market our products;

●	Our ability to generate revenue;

●	Our ability to obtain higher gross profit products;

●	Our ability to obtain healthier and economical products; and

●	Our ability to raise the capital necessary to continue marketing and developing our product and online platform.

If we are unable to gain any significant market acceptance for our products and services or establish a significant market presence, we may be unable to generate sufficient revenue to continue our business.

Our growth strategy is substantially dependent upon our ability to successfully market our products and services to prospective clients. However, our planned self-conduct or consignment products may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of our products to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

Management’s ability to implement our business strategy may be slower than expected and we may be unable to generate or sustain profits.

Our business plans, including developing and optimizing our online platform, may not generate profit in the near term or may not become profitable at all, which will result in losses.

We may be unable to enter into our intended markets successfully. The factors that could affect our growth strategy include our success in (a) developing our business plan, (b) obtaining new clients, (c) obtaining adequate financing on acceptable terms, and (d) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

Competitors may enter our business sector with superior products which could affect our business adversely.

We believe that barriers to entry are low because of economies of scale, cost advantage and brand identity. Potential competitors may enter this sector with superior products. This would have an adverse effect upon our business and our results of operations. In addition, a high level of support is critical for the successful marketing and recurring sales of our products. Despite having accumulated customers from the past seven years, we may still need to continue to improve our marketing strategic, products and platform in order to assist potential customers in using our platform, and we also need to provide effective support to future clients. If we are unable to increase customer support and improve our platform in the face of increasing competition, with the increase in competition, our ability to sell our products to potential customers could adversely affect our brand, which would harm our reputation.

We operate in a highly competitive industry, and our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

The automotive aftermarket products industry in China is highly fragmented and intensely competitive. Industry participants include large scale and well-funded manufacturers and distributors, as well as smaller counterparts. We believe that the market is also highly sensitive to the introduction of new products, including the ever-growing list of engine oil products, which may rapidly capture a significant share of the market. Presently most of our business operations and product distribution are concentrated in Hunan, Henan and Shangdong provinces, China, and we expect to expand our product sales into broader markets and more geographic areas in China. We compete for sales with provided training and after sales services to existing customers and online sales to attract new customers. Our competitors include China home-grown manufacturers and distributors, foreign companies with China operations, as well as product importers and distributors that carry the same categories of products as ours. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices and result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.

Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond in a timely or commercially appropriate manner to these changes. If we are unable to do so, our customer relationships and product sales could be harmed significantly.

Furthermore, the automotive aftermarket products industry in particular is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion with respect to the products we distribute. This could harm our customer relationships and cause losses to our market share. The success of our new product offerings depends upon a number of factors, including our ability to accurately anticipate customer needs, identify the right suppliers, successfully commercialize new products in a timely manner, price our products competitively, deliver our products in sufficient volumes and in a timely manner, and differentiate our product offerings from those of our competitors.

If we do not introduce new products or make sufficient adjustments to meet the changing needs of our customers in a timely manner, some of our products could become obsolete in the view of consumers, which could have a material adverse effect on our revenues and operating results.

We do not have long term contractual commitments with our retail or distributor customers, and our business may be negatively affected if we are unable to maintain those important relationships and distribute our products.

Our marketing and sales strategy depends in large part on orders, availability and performance of our retailers and distributor customers, supplemented by the sales at our own store and online sales. We will continue our efforts to reinforce and expand our distribution network by partnering with new retailers and distributors. While we have entered written agreements with most of our customers, we currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from most major customers. In addition, we may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is a possibility that we may have to incur additional costs to attract and maintain new customers. Our inability to maintain our sales network or attract additional customers would adversely affect our revenues and financial results.

Because we rely on our retailer customers and wholesale distributors for the majority of our sales that distribute our competitors’ products along with our products, we have little control in ensuring those retailers and distributors will not prefer our competitors’ products over ours, which could cause our sales to suffer.

Our ability to establish a market for our products in new geographic areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers positioned to serve those areas. Most of our distributors and retailers sell and distribute competing products, including automobile exhaust cleaner, engine oil and auto parts, and our products may represent a small portion of their business. To the extent that our distributors and retailers prefer to sell our competitors’ products over our products or do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors and retailers will depend on several factors, some of which are outside our control. Some of these factors include: the level of demand for our brands and products in a distribution area; our ability to price our products at levels competitive with those of competing products; and our ability to deliver products in the quantity and at the time ordered by distributors or retailers. If any of the above factors work negatively against us, our sales will likely decline and our results of operations will be adversely affected.

Because our retail customers and distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our customers are not required to place minimum monthly or annual orders for our products. There is no assurance as to the timing or quantity of purchases by any of our customers or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have in the past. To be able to sell our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the frequency or size of orders by a substantial portion of our customers. If we fail to meet our shipping schedules, we could damage our relationships with distributors or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

Our business plan and future growth is dependent in part on our distribution arrangements with retailers and wholesale distributors. If we are unable to effectively implement our business plan and distribution strategy, our results of operations and financial condition could be adversely affected.

We currently have sales arrangements with most of wholesale distributors and retail accounts to distribute our products directly through their venues. However, there are several risks associated with this distribution strategy. We do not have long-term agreements in place with any of these customers and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these accounts. A decision by any of these retailers to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. In addition, our dependence on existing major retail accounts may result in pressure on us to reduce our pricing to them or allow significant product discounts. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

We rely on independent suppliers and manufacturers of our products, and such dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the equipment required to make and package the products we sell, and do not directly manufacture our products but instead purchase our products from our independent suppliers who source the products from independent manufacturers. We do not anticipate bringing the manufacturing process in-house in the future. Currently, our products are sourced from approximately eight independent suppliers. Our ability to attract and maintain effective relationships with our suppliers, and other third parties for the production and delivery of our motor oil and spare parts products in a geographic distribution area is important to the success of our operations within each distribution area. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract manufacturing industry for comparably sized companies, we are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements. We continually evaluate which of our contract manufacturers to utilize based on the cost structure and forecasted demand for the geographic area where our contract manufacturers are located. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by actual demand, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

We are exposed to risks associated with the distribution of products manufactured by third parties.

We acquire and import most of our engine oil from Germany and Malaysia, and contract with local suppliers to supply auto parts and other products. We do not have full control over the product making activities procedure of the engine oil, auto parts and other products. Significant delays and defects in our products resulting from the activities of our product makers may have a material adverse effect on our Company’s results of operations and financial condition.

Under the PRC law, for the third party products that we distribute, the third party manufacturers are responsible for the quality of the products. We, however, may still be liable under certain circumstances. For example, product sellers bear tort liabilities for product defects as a result of the seller’s negligence which has caused the consumers’ damages or if the sellers are unable to specify the manufacturer of a defective product. In the event consumers suffer from damages caused by product defects, consumers may seek compensation either from the product manufacturer or from the seller of the products. If a product defect occurs during the manufacturing period and the compensation is paid by a seller, then the seller is entitled to recover losses from the manufacturer. However, if a defect occurs during the selling period and the compensation is paid by the manufacturer, then the manufacturer is entitled to recover losses from the seller. In the event that product defects are caused by the manufacturers, while we have the right to seek recourse against the manufacturers after we pay damages to the consumers, there can be no assurance that we could recover any of our compensation payments we will have made.

We may be subject to product liability claims.

We are a engine oil and auto parts distributor, and the products we sell are not made by us which may contain defects or have quality issues. As a result, sales of such products could expose us to product liability claims relating to personal injury or property damage and may require product recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the distributor or retailer of the product. Although we would have legal recourse against the manufacturer of such products under applicable law, attempting to enforce our rights against the manufacturer may be expensive, time-consuming and ultimately futile. In addition, we do not currently maintain any third-party liability insurance or product liability insurance in relation to products we sell. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

Our business and financial results depend on the continuous supply and availability of raw materials, and rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our sales and earnings.

The principal raw materials for the engine oil products we sell is crude oil and other natural ingredients. The costs of the product ingredients are subject to fluctuation. If any supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected. Prices of any raw materials or ingredients may continue to rise in the future and we would incur higher supply costs which we may not be able to pass any cost increases on to our customers.

Moreover, industry-wide shortages of certain concentrates, supplements and sweeteners have been experienced could, from time to time in the future, be experienced, which could interfere with and/or delay production and supply of certain of our products we source and could have a material adverse effect on our business and financial results.

In addition, any supply shortage or volatility in the global crude oil markets would result in unstable fuel and freight prices. Due to the price sensitivity of our products, we may not be able to pass any increased costs on to our customers. At the same time, the economy appears to be returning to pre-pandemic levels resulting in the rise of freight volumes which is exacerbated by carrier failures to meet demands and fleet reductions due to higher transportation demand in China and global logistics service industry. We may be unable to secure available transportation carrier capacity at reasonable rates, which could have a material adverse effect on our operations.

We rely upon our ongoing relationships with our key suppliers. If we are unable to source our products on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Currently we purchase our engine oil and auto parts products from eight major suppliers, and we anticipate that we will purchase our products from others with the intention of developing other sources of supply for our products. The prices of our products are determined by our suppliers and manufacturers and may be subject to change. Consequently, we do not have control over any price increases of the products we sell and may be unable to obtain those products from alternative suppliers on short notice.

In addition, we may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient product supplies, we might not be able to satisfy demand on a short-term basis. If we must replace a product supplier, we could experience disruptions in our ability to deliver products to our customers or experience a change in the quality or customer appeal of our products, all of which could have a material adverse effect on our results of operations.

Failure to manage our growth could strain our operational and other resources, which could materially and adversely affect our business and prospects.

Since 2019, our business has experienced significant growths through acquisitions and product diversification. Our growth strategy includes increasing market penetration of our existing products and services, identifying and developing new products, and increasing distribution channels and customers we serve. Pursuing these strategies has resulted in, and will continue to result in substantial demands on our capital and operating resources. In particular, the management of our growth will require, among other things:

`

●	successful integration of our existing operations and acquired businesses;

●	stringent cost controls and adequate liquidity;

●	strengthening of financial and risk controls;

●	increased marketing, sales and support activities; and

●	retaining, training and hiring qualified employees and professionals.

If we are not able to manage our growth successfully, our business, financial condition and operating results would be materially and adversely affected.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand reputation for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In addition, because of changing government regulations or their implementation, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands or profitably exploit our products.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in us could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results.

While we are not aware of any data breach in the past, cyber-attacks, computer viruses or any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in a data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customers’, business partners’, our Company’s and employees’ data is critically important to us. Our customers, business partners, and employees expect we will adequately safeguard and protect their sensitive personal and business information. We have become increasingly dependent upon automated information technology processes. Improper activities by third parties, exploitation of encryption technology, data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment terminals or other settlement systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. There can be no assurance that we will not suffer a criminal cyber-attack in the future, that unauthorized parties will not gain access to personal or business information or sensitive data, or that any such incident will be discovered in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the third parties whom we work with to facilitate our business activities, including, among others, third-party online service providers who manage accounts for our customers and external cloud service provider. As a result of increasing consolidation and interdependence of technology systems, a technology failure, cyber-attack or other information or security breach that significantly compromises the systems of one entity could have a material impact on its counterparties. Any cyber-attack, computer viruses, physical or electronic break-ins or similar disruptions of such third-party service providers could adversely affect our operations and could result in misappropriation of funds of our customers.

Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with customers and cooperation partners could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

We are substantially dependent upon our senior management and key information technology and development personnel.

We are highly dependent on our senior management to manage our business and operations and our marketing and distribution personnel for the sale of products. In particular, we rely substantially on members of our senior management, including Chief Executive Officer, Lixin Cai, and Chief Financial Officer, Cuiyao Luo and executives at our key subsidiaries to manage our operations.

While we provide the legally required personal insurance for the benefit of our employees, we do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them would have a material adverse effect on our business and operations. Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key personnel that we lose. In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our Company. Although each of our senior management and key personnel has signed a confidentiality agreement in connection with their employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

We compete for qualified personnel with other technology companies and research institutions. Intense competition for these personnel could cause our compensation costs to increase, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We are dependent upon the services of experienced personnel who possess skills that are valuable in our industry, and we may have to actively compete for their services.

We are heavily dependent upon our ability to attract, retain and motivate skilled personnel to serve our customers. Many of our personnel possess skills that would be valuable to all companies engaged in our industry. Consequently, we expect that we will have to actively compete for these employees. Some of our competitors may be able to pay our employees more than we are able to pay to retain them. Our ability to profitably operate is substantially dependent upon our ability to locate, hire, train and retain our personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract and assimilate other personnel in the future. If we are unable to effectively obtain and maintain skilled personnel, the development and quality of our services could be materially impaired. See “Our Employees.”

If we fail to protect our intellectual property rights, it could harm our business and competitive position.

We rely on a combination of trademark and trade secret laws and non-disclosure agreements and other methods to protect our intellectual property rights. We own a number of trademarks in China, all of which have been properly registered with regulatory agencies such as the State Intellectual Property Office and Trademark Office. This intellectual property has allowed our products to earn market share in the financial services and supply chain solutions industries.

We also rely on trade secret rights to protect our business through non-disclosure agreements with certain employees. If any of our employees breach their non-disclosure obligations, we may not have adequate remedies in China, and our trade secrets may become known to our competitors. In accordance with Chinese intellectual property laws and regulations, we will have to renew our trademarks once the terms expire.

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and enforcement difficulties. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other western countries. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend our intellectual property rights, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position.

We may be exposed to intellectual property infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

Our success depends, in large part, on our ability to use and develop our intellectual property without infringing third party intellectual property rights. If we sell our branded products internationally, and as litigation becomes more common in China, we face a higher risk of being the subject of claims for intellectual property infringement, invalidity or indemnification relating to other parties’ proprietary rights. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our branded products in either China or other countries, including the United States and other countries in Asia. In addition, the defense of intellectual property suits, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceedings to which we may become a party could cause us to:

●	pay damage awards;

●	seek licenses from third parties;

●	pay ongoing royalties; or

●	be restricted by injunctions.

Each of which could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring or limiting their purchase or use of our branded products, which could have a material adverse effect on our financial condition and results of operations.

We may not maintain sufficient insurance coverage for the risks associated with our business operations. As a result, we may incur uninsured losses.

Except for property, accident and automobile insurance, we do not have other insurance of such as business liability or disruption insurance coverage for our operations in the PRC. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, it could adversely affect our business, results of operations and financial condition.

Operational risks

If the products we sell are not safe or otherwise fail to meet our customers’ expectations, we could lose customers, incur liability for any injuries suffered by customers using or consuming our products or otherwise experience a material impact to our brand, reputation and financial performance. We are also subject to reputational and other risks related to third-party sales on our online platforms.

Our customers count on us to provide them with higher quality and safety engine oil and auto parts products. Concerns regarding the quality and safety of engine oil and auto parts that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain engine oil products from us, or to seek alternative sources of supply for all of their engine oil and auto parts needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish and such products also expose us to product liability or safety claims. As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. In addition, third-parties sell goods on some of our online platforms. Whether laws related to such sales apply to us is currently unsettled and any unfavorable changes could expose us to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party sales of goods that are controversial, counterfeit or otherwise fail to comply with applicable law. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such terms. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our eCommerce growth strategy.

Strategic risks

Failure to successfully execute our online and offline-channel strategy and the cost of our investments in our online platform and technology may materially adversely affect our gross profit, net sales and financial performance

The automotive aftermarket products business continues to rapidly evolve and consumers increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers and wholesale stores occurring through digital platforms is increasing and the pace of this increase could continue to accelerate. Our strategy, which includes investments in our online platform, technology, acquisitions and store remodels, may not adequately or effectively allow us to continue to grow our online platform business, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store openings.

Failure to successfully execute this strategy may adversely affect our market position, gross profit, net sales and financial performance which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of online platform sales, including increasing online engine oil and auto parts sales, could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-store sales of food merchandise that such traffic creates and could reduce our sales within our stores and materially adversely affect our financial performance.

Risks Related to our Common Stock

Our shares may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

Shares of common stock are currently quoted on the OTC marketplace. We cannot predict whether investor interest in us will lead to the development of an active and liquid trading market. If an active trading market does not develop, holders of our shares of common stock may have difficulty selling our shares that may now be owned or may be purchased later. In addition, until we are able to be listed on a national exchange, the number of investors willing to hold or acquire our shares may be reduced, we may receive decreased news and analyst coverage, and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all. Even if an active trading market develops for our shares, the market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our shares may fluctuate and cause significant price variations to occur.

Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock.

If our existing shareholders sell substantial amounts of the shares, then the market price of our Common Stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. If any existing shareholders sell substantial amounts of shares, the prevailing market price for our shares could be adversely affected.

The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results;

●	news regarding gains or losses of customers or partners by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of certain companies. These market fluctuations may also materially and adversely affect the market price of the shares.

In case that our shares trade under $5.00 per share they will be considered penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

If our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and

Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our Common Stock would be considered as a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities and may negatively affect the ability of holders of shares of our Common Stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stocks is often volatile, and you may not be able to buy or sell the stock when you want to.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our Common Stock appreciates.

Together, our Director Mr. Xinrui Wang and Mr. Wenbin Mao, own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Mr. Xinrui Wang, our Director, beneficially owns 79.2% of our outstanding shares of Common Stock, and Mr. Wenbin Mao beneficially owns 10.3% of our outstanding shares of Common Stock. As a result, Messrs. Xinrui Wang and Wenbin Mao are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares.

The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from health pandemics, war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, we are allowed to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. If you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

If we continue to be unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and investors may lose the value of their investment.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we have been required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we continue to identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our stock could be negatively affected, and we could become subject to investigations by the SEC, FINRA or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the securities exchange on which we list, and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our management, legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, semiannual, and current reports with respect to our business and operating results.

As a result of disclosure of information in this annual report, periodic reports, current reports and in other filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We incur increased costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. For example, we must now engage U.S. securities law counsel and U.S. GAAP auditors that we did not require as a private company, and we will have annual payments for listing on a stock exchange if we are so listed. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. While it is impossible to determine the amounts of such expenses in advance, we expect that we will incur additional expenses of between $500,000 and $1 million per year that we did not experience as a private company.

Item 1B. Unresolved Staff Comments

Item 2. Properties

We currently maintain our principal executive offices at C290, DoBe E-Manor, Dongning Road No. 553, Jianggan District, Hangzhou City, Zhejiang Province, China, comprising an aggregate of 275 square meters, which expires on November 30, 2022. The current total yearly rental is RMB249,379 (approximately $38,784).

We also lease an office in Shenzhen at Room 1717, Block B Building B, Tianan Digital City, Longgan District, Shenzhen City, Guangdong Province, China, comprising of 40 square meters, which expires on December 31, 2023. The currently yearly rental is RMB72,000 (approximately $11,198).

In addition, we maintain one warehouse for automotive aftermarket products of more than 400 square meters, in Hangzh City, Zhejiang province, China, which with third party. The current total yearly rental is RMB97,500 (approximately $15,163).

As of May 31, 2022, the Company has two operating lease agreements for office spaces, one warehouse in PRC with remaining lease terms of from 5 months to 12 months.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Pink under the trading symbol “ECXJ”.

Trading in stocks quoted on the OTC market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Stockholders of Record

As of May 31, 2022, there were 396 stockholders of all of our issued and outstanding shares of common stock.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted or approved an equity compensation plan. No options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

Transfer Agent

The transfer agent for our capital stock is Vstock Transfer, LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598 and telephone number is 212-828-8436.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in U.S. Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

CXJ Group Co., Limited (the “Company” or “ECXJ”), was incorporated in the State of Nevada on August 20, 1998.

We are an automobile exhaust cleaner and parts wholesaler, as well as an auto detailing store consultancy company. Our business mainly divided into three sectors, namely sales of automobile exhaust cleaner and parts, provision of auto detailing store consultancy services and authorization fee on our brand name “Chejiangling / Teenage Hero Car”. Through various acquisitions of high-quality upstream and downstream companies in the industry, the Company creates a complete industrial chain to reduce costs and enhance competitiveness.

During the year 2021 and 2022, the Company conducted its business in generally three revenue stream: product sales – automotive aftermarket products; brand name management fees; other consultancy fee.

Results of Operations

	Year Ended May 31,		Year to Year Comparison
	2022	2021 (as restated)	Increase/ (Decrease)

	$	$	$
Revenue	2,771,360	1,050,828	1,720,532
Cost of Goods Sold	(1,037,875)	(403,927)	(633,948)
Gross Profit	1,733,485	646,901	1,086,584
Operating Expenses	(2,258,212)	(2,218,163)	40,049
Other Income (Expenses)	26,338	(2,992)	29,330
Interest Income	415	32	383
Provision for Income Taxes	(3,095)	(8,185)	5,090
Net Income (Loss)	(501,069)	(1,582,407)	1,081,338
Less:Net Income (Loss) attributable to non-controlling interest	40,384	-	40,384
Net Income (Loss) attributable to ECXJ	(541,453)	(1,582,407)	1,040,954

Revenue

Revenue totaled $2,771,360, for the year ended May 31, 2022, an increase of $1,720,532 or 164%, as compared to that for the year ended May 31, 2021 $1,050,828 (as restated). The increment is mainly due to the increase revenue of brand name management fees $488,327, motor oil and spare parts $1,415,677 and decrease revenue of automobile exhaust cleaner $273,632.

Restated revenue for the year ended May 31, 2021 is $1,050,828, as compared to original revenue $1,075,010, that is a decrement of $24,182, due to the adjustments of brand name management fees.

Cost of Revenue

Cost of revenue totaled $1,037,875 for the year ended May 31, 2022, an increase of $633,948, as compared to that of May 31, 2021 $403,927 (as restated). The increment is mainly due to the increase in sales of motor oil and spare parts $807,825 and offset decrease in sales of automobile exhaust cleaner $179,072.

Restated cost of revenue for the year ended May 31, 2021 is $403,927, as compared to original cost of revenue $419,152 that is a decrement of $15,225, due to the adjustment of motor oil and spare parts.

Gross Profit

Gross profit was $1,733,485 for the year ended May 31, 2022, an increased of $1,086,584, as compared to that of May 31, 2021 $646,901 (as restated). Gross profit margin increased from 62% (2021 restated) to 63% for the year ended May 31, 2022, primarily due to the increase in sales of higher profitable products motor oil and spare parts $608,052, increase brand name management fees $488,327, increase training and other revenues $84,766 and offset decrease automobile exhaust cleaner $94,560.

Restated gross profit for the year ended May 31, 2021 is $646,901, as compared to original gross profit $655,858, that is a decrement of $8,957, due to the adjustments of increase motor oil and spare parts $16,779, offset decrease brand name management fees $24,183 and decrease training and other revenues $1,553.

Operating Expenses

Operating expenses are $2,258,212 and $2,218,163 (as restated) for the years ended May 31, 2022 and 2021 respectively, as compared that is a increase of $40,049. The increase is mainly due to the increase in impaired goodwill written off $694,992, payroll costs $287,967, advertisement costs $130,647, offset decrease in bad debts written off of $848,363 and bad debts recovery of $155,005.

Restated operating expenses for the year ended May 31, 2021 is $2,218,163, as compared to original operating expenses $2,536,599, that is a decrement of $318,436, due to the decrease of bad debts written off $688,623 and offset increase in impaired goodwill written off $322,972.

Net Income/(Loss)

Net loss totaled $541,453 for the year ended May 31, 2022, compared to the year ended May 31, 2021 net loss $1,582,407 (as restated), that is an increase net income of $1,040,954, primarily as a result of the increase of motor oil, spare parts and brand name management fees generated gross profit $1,086,584, bad debts written off reduced by $848,363, bad debts recovery $155,055, offset increase in payroll costs by $284,967 and impaired goodwill written off 694,992.

Restated net loss for the year ended May 31, 2021 is $1,582,407, as compared to original net loss $1,886,242, that is an decrease net loss $303,835, due to bad debts written off reduced by $688,623 and offset increase in impaired goodwill written off $322,972.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Year to Year Comparison
	2022	2021 (As Restated)	Increase/ (Decrease)
	$	$	$

Total Current Assets	1,655,743	587,886	1,067,857
Total Current Liabilities	3,213,999	2,701,768	512,231
Working Capital (Deficit)	(1,558,256)	(2,113,882)	555,626

As of May 31, 2022, we had working capital deficit of $1,558,256, an increase of working capital 555,626, as compared to working capital deficit of $2,113,882 as of May 31, 2021 (as restated), that is due to increment of total current assets $1,067,857 and total current liabilities $512,231.

Increase of total current assets $1,067,857 mainly due to increment of cash and cash equivalents $487,035, prepayment, deposits and other receivables $217,715 and inventories $354,962. Increase of total current liabilities $512,231 due to increment of advance received, accrued expenses and other payable $486,084.

Restated working capital deficit for the year ended May 31, 2021 is $2,113,882, as compared to original working capital deficit $2,763,283, that is an increase of working capital $649,401, due to the decrease of advance received, accrued expenses and other payable $729,878 and decrease prepayment, deposit and other receivable $100,136.

Cash Flows

	Year Ended May 31,		Year to Year Comparison
	2022	2021 (As Restated)	Increase/ (Decrease)
	$	$	$
Cash Flows provided by operating activities	443,523	103,242	340,281
Cash Flows used in Investing activities	38	(11,456)	11,494
Cash Flows provided by financing activities.	77,618	222,001	(144,383)
Effects on change in foreign exchange rate	(34,144)	10,734	(44,878)
Net Change in cash during the year	487,035	324,521	162,514

Cash Flow from Operating Activities

Cash flow provided by operating activities for the year ended May 31, 2022 is $434,523 as compared to the amount of $103,242 (as restated) provided by operating activities for the year ended May 31, 2021, reflecting an increase of $340,281. The increase in net cash provided by operating activities is mainly due to net cash generated from net profit $474,884 and increase of advanced received, accrued liabilities and other payable $1,873,441, offset by the decreased cash flow in prepayment, deposit paid and other received $1,408,509, inventories $428,829, accounts receivable $120,734 and accounts payable $64,682.

Restated cash flow provided by operating activities for the year ended May 31, 2021 is $103,242, as compared to original $286,630, that is a decrease of cash flow by $183,388. The decrease is mainly due to decrease advanced received, accrual liabilities and other payable $669,393, accounts payable $30,267 and prepayments, deposit paid and other receivable $37,168, offset by the increased net cash generated from net profit $228,073 and accounts receivable $327,246.

Cash Flow from Investing Activities

Cash flow used in investing activities is $38 for the year ended May 31, 2022, as compared to $11,456 (as restated) for the year ended May 31, 2021, reflecting an increase of $11,494. The increase is due to purchased of computers and intangible assets.

Restated cash flow used in investing activities for the year ended May 31, 2021 is $11,456, as compared to original $12,014, that is a decrease of $558 due to purchase of intangible assets.

Cash Flow from Financing Activities

Cash flow provided by financing activities is $77,618 for the year ended May 31, 2022, compared to $222,001 (as restated) for the year ended May 31, 2021, reflecting a decrease of $144,383. The decrease in net cash provided by financing activities was mainly due to a decrease in advances from directors $172,052 and offset of increase repayments from related parties $27,669.

Restated cash flow provided by financing activities for the year ended May 31, 2021 is $222,001, as compared to original $214,496, that is an increase of $7,505 from advances from directors.

Critical Accounting Policy and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2022. As previously disclosed, there were no disagreements or any reportable events to disclose.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2022, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of well-established procedures to identify, approve and review related party transactions; (2) Inadequate design of controls related to business combination transactions accounting given the accounting complexities of business combinations, including, but not limited to, lack of mindset and methods to assess the value of the business prior to acquisition, inadequate process to determine the purchase price, lack of professional understanding to determine when the control of the business acquired is transferred or when the transaction is completed, and inability to make the appropriate disclosure; and (3) the Board does not have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of May 31, 2020. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of May 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We will create a position to segregate duties consistent with control objectives.

●	We plan to prepare written policies and procedures for operating, accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

●	We plan to test our updated controls and remediate our deficiencies in the year 2022.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during the quarter ended May 31, 2020, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have hired outside consultant to remediate our material weakness in lack of accounting and finance personnel with technical knowledge in SEC rules and regulations.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions

Lixin Cai	34	President, CEO, Secretary and Director
Cuiyao Luo	42	CFO, Treasurer and Director
Xinrui Wang	44	Director
Wenbin Mao	49	Director
Baiwan Niu	41	Director

Lixin Cai obtained a college’s degree in Vehicle Inspection and maintenance professional from Central South University in 2010. From 2010 to 2012, he served at Hangzhou Xiaomuzhi Auto Maintenance Technology Co., Ltd. and was subsequently promoted to Marketing Manager. His major responsibilities were planned, executed, and led online marketing tactics, resulting in wide range company advancements.From 2012 to 2019, he joined Hangzhou Kuaidian Maintenance Technology Development Co., Ltd. and served as Operating Controller. He was responsible to lead company’s internal operational teams including designating roles, assigning objectives, and monitoring and evaluating results and reports. Due to Mr. Cai’s status as a qualified expert in auto industry, along with his 10 years of professional working experience, the Board of Directors has determined it best to appoint him to the position of Chief Executive Officer of the Company.

Cuiyao Luo has three degrees, her first college’s degree in Proximate Analysis was from Zhejiang Shuren University in 2000, her second college’s degree in Computer Science and Technology was from Hunan University in 2003 and earned her master’s degree in Administration Major in Jiangnan University.From 2003 to 2005, Ms. Luo worked at Zhejiang Talent Specialized College as office director of the Teacher Training Institution. Her responsibilities include fostering communication and providing advice on critical issues. Ms. Luo became the President Assistant and Marketing Manager in Hangzhou Xiaomuzhi Auto Maintenance Technology Co., Ltd since from year 2006 to 2012.

From year 2013 to present, she founded her own company “Shaodong Xian Liang Shi Zhen Cuiyao Home Appliance Sales Department”. Due to Ms. Luo’s over 18 years of experience in management of various businesses, the Board of Directors elected to appoint Ms. Luo to the positions of Chief Operating Officer the company.

Xinrui Wang, graduated from Dahua Group Technical College and obtained his Fine Chemical Bachelor’s degree from University of Science & Technology, Beijing in 2002. Xinrui Wang has extensive knowledge in network optimal design, mathematical modeling and enterprises management. He started his own business in 2011. From 2016 to now, Xinrui Wang founded and has been serving as president in Hebei Changlai Changwang Network Technology Co., Ltd. In the same year, Xinrui Wang founded the Chang Lai Chang Wang (Hangzhou) E-commerce Co., Ltd, where he served as President. He is responsible for all aspects of business development and strategic planning for the business and established and maintained company policies and procedures. From June 2019 to now, He invested in CXJ Group Co., Ltd and serves as a director based on his previous years’ experience in e-commerce and was interest in automobile products manufacturing and selling.

Wenbin Mao, graduated from Beijing Foreign Studies University and obtained Finance degree. Wenbin Mao has extensive knowledge in trading and business design. He founded and has been serving as general manager in Shenzhen Xing Yao International Film & Television Media Ltd since year 2016, Due to his over 20 years of experience in business administrative, he was appointed as the director of CXJ Group Co., Ltd.

Baiwan Niu, graduated from Ping Ding Shan Colleague and obtained Computer degree. Baiwan Niu has extensive knowledge in branding and business design. He founded and has been serving as general manager in Shenzhen Jiao Rui International Trading Ltd since year 2015, due to his over 18 years of experience in brand management experience, he was appointed as the director of CXJ Group Co., Ltd.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors or executive officer.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

The board of directors has determined to comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are only required to maintain a board of directors composed of at least 50% independent directors, and an audit committee of at least two members, composed solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2022, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” Neither of our directors is independent under the applicable standards.

Board Committees

We currently have not established any committees of the Board. Our Board may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. Our Board performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee

We have no separate audit committee at this time. The entire Board oversees our audits and auditing procedures. Neither of our directors is not an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board oversees the functions, which would be performed by a compensation committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is available on our website at http://www.ecxj.net/ and is attached as Exhibit 14.4 to this Annual Report.

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2022, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended May 31, 2022 and 2021 (As Restated).

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Lixin Cai (President, CEO & Secretary and Director)	2022	47,235	-	-	-	-	47,235
	2021	27,624	-	-	-	-	27,624

Cuiyao Luo (CFO, Treasurer & Director)	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-

Xinrui Wang (Director)	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-

Wenbin Mao (Director)	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-

Baiwan Niu (Director)	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-

(1) Mr. Lixin Cai was appointed by the Board to serve as the Chief Executive Officer, President, Secretary and a director of the Company since June 21, 2019.

Employment Agreements with Named Executive Officers

On December 20, 2019, the Company and Mr. Lixin Cai entered into an employment agreement (the “Employment Agreement”) setting forth the terms and conditions of Mr. Cai’s employment as Chief Executive Officer, President, Secretary. Pursuant to the Employment Agreement, Mr. Cai will serve as the Chief Executive Officer, President, Secretary for a term of one year, subject to automatic renewal for successive one-year terms, unless either party gives 60-day prior notice of non-renewal. Mr. Cai is entitled to an annual base salary of $47,235 for his services and participation in all compensation and employee benefit plans. Should Mr. Cai be terminated for cause, or by reason of death or disability, or resign without good reason (as such terms are defined in the Employment Agreement), Mr. Cai shall be entitled to receive his base salary and benefits through the end of his employment and such other compensation and benefits as may be provided in applicable plans and programs of the Company. In the case of termination by death,

Mr. Cai is entitled to receive the portion of stock option to the extent vested prior to the end of his employment. Should Mr. Cai be terminated without cause (other than due to death or disability) or resign for good reason, he shall be entitled to receive any accrued and unpaid base salary, benefits and the stock option to the extent vested through the end of his employment, as well as continuation of his base salary for three months following of the end of his employment.

Outstanding Equity Awards

There were no outstanding equity awards, as of May 31, 2022.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We did not pay our directors any compensation for their services as a director during the years ended May 31, 2022 and 2021 (as restated), respectively.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity (other than a subsidiary or consolidated affiliate of the Company) that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of April 13, 2022 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 101,487,017 shares of our common stock outstanding as of May 31, 2022.

The business address of each directors and officers listed below is C290, DoBe E-Manor, Dongning Road No. 553, Jianggan District, Hangzhou City, Zhejiang Province, China.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Xinrui Wang	75,400,500	74.3%
CXJ Investment Holding Ltd (Controlled by Xinrui Wang)	5,000,000	4.9%
Lixin Cai	1,364,800	1.3%
Wenbin Mao	10,500,000	10.3%
Baiwan Niu	4,500,000	4.4%

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd and Shenzhen Xingyao International Film and Video Culture Media Co., Ltd are controlled by director Wenbin Mao and Baiwan Niu. The Company paid consultancy fees RMB1,138,112 (approximately $177,000) and RMB0 ( approximately $0) for the years ended May 31, 2022 and 2021, respectively.

Ms. Cuiyao Luo, our CFO and director of the Company, advanced working capital in the amount of $43,449 and $88,633 for the years ended May 31, 2022 and 2021. As of the reporting date, the amount due to Ms. Cuiyao Luo is $158,384.

For more related party transactions, see Note 10 of the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended May 31, 2022 and 2021.

		Year Ended
	Year Ended	May 31, 2021
	May 31, 2022	（as restated）
	$	$
Audit Fees (1)	43,800	24,000
Tax Fees (20	8,000	7,000
All Other Fees (3)	22,458	24,631
Total	74,258	55,631

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(3) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report

(1) All Financial Statements

The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

Number	Description

10.1	Share Exchange Agreement, dated May 28, 2020 by and among CXJ Investment Group Company Limited, New Charles Technology Group, Lixin Cai and CXJ Group Co., Limited.

10.2	Equity Transfer Agreement, dated Augsut 19, 2021, among Shenzhen Baiwen Enterprise Management Consulting Co.,ltd and CXJ Technology (Hangzhou) Co., Ltd, CXJ Technology (Hangzhou) Co., Ltd agreed to acquire 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd.

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Limited

Date:	January 9, 2024

		By:	/s/ Lixin Cai
		Name:	Lixin Cai
		Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Cuiyao Luo
Name:	Cuiyao Luo
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CXJ Group Co., Limited

Consolidated Financial Statements

For the Years Ended May 31, 2022 and 2021 (as restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CXJ Group Co., Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CXJ Group Co., Limited and its subsidiaries (the “Company”) as of May 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

Zhen Hui Certified Public Accountants

(PCAOB ID: 957)

Hong Kong, China

Date: 8 JAN, 2024

CXJ Group Co., Limited

Consolidated Balance Sheets

As of May 31, 2022 and 2021 (as restated)

	2022	2021 (as restated)
	Audited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	827,144	340,109
Accounts receivable	60,122	8,477
Prepayments, deposits and other receivables	334,262	116,547
Due from related parties	-	43,500
Inventories	434,215	79,253
Total Current Assets	1,655,743	587,886

NON-CURRENT ASSETS
Property, plant and equipment, net	1,445	-
Goodwill	3,433,611	4,440,043
Operating lease right-of-use assets	78,586	88,624
Total Non-current Assets	3,513,642	4,528,667

TOTAL ASSETS	5,169,385	5,116,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	214,504	233,516
Advanced received, accrued expenses and other payables	2,764,506	2,300,910
\Due to related party	22,489	-
Amount due to directors	158,384	114,935
Operating lease liabilities, net of current portion	54,116	52,407
Total Current Liabilities	3,213,999	2,701,768

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	21,543	35,879

TOTAL LIABILITIES	3,235,542	2,737,647

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,487,017 and 101,487,017 shares issued and outstanding as of May 31, 2022 and May 31, 2021 respectively	101,487	101,487
Additional paid-in capital	4,031,665	4,031,665
Accumulated other comprehensive income (loss)	(59,115)	(126,200)
Accumulated deficit	(2,169,499)	(1,628,046)
Total CXJ Group Stockholders’ Equity	1,904,538	2,378,906
Non-controlling interest	29,305	-
TOTAL STOCKHOLDERS’ EQUITY	1,933,843	2,378,906

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,169,385	5,116,553

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended May 31, 2022 and 2021 (as restated)

	2022	2021 (As Restated)
	Audited	Audited
	$	$
Revenue
- Non-related party	2,771,360	1,050,828

Cost of Sales	(1,037,875)	(403,927)
Gross Profit	1,733,485	646,901

Other Income/(Expenses)	26,338	(2,992)

Selling and Distribution Expenses	(762,727)	(370,182)
General & Administrative Expenses	(1,495,485)	(1,847,981)
Profit/(Loss) from Operation	(498,389)	(1,574,254)

Interest Income	415	32
Profit/(Loss) Before Income Tax	(497,974)	(1,574,222)

Income Tax Expense	(3,095)	(8,185)
Net Profit/(Loss) Before Non-Controlling Interest	(501,069)	(1,582,407)
Less: Non-Controlling Interest	40,384	-
Net Profit/(Loss) For The Year	(541,453)	(1,582,407)

Other Comprehensive Income/(Loss) :
- Foreign Exchange Adjustment Gain/(Loss)	67,085	(133,852)
COMPREHENSIVE PROFIT/(LOSS)	(474,368)	(1,716,259)

Net loss per share - Basic and diluted	(0.00)	(0.02)

Weighted average number of common shares outstanding – Basic and diluted	101,487,017	101,487,017

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Stockholders’ Equity

For the years ended May 31, 2022 and 2021 (as restated)

	Common Stock		Additional	Accumulated Other			Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Deficit
		$	$	$	$	$	$
Balance as of May 31,2019	24,356,062	24,356	4,343	-	(42,911)	-	(14,212)

1 for 200 reverse stock split	(24,233,845)	(24,234)	24,234	-	-	-	-
Prefer Stock issued and convert to common stock	100,000,000	100,000	(90,000)	-	-	-	10,000
Common Stock issued	1,364,800	1,365	4,093,088	-	-	-	4,094,453
Acquisition of Subsidiary	-	-	-	-	718,562	-	718,562
Accumulated other Comprehensive Income	-	-	-	7,652			7,652
Net Loss	-	-	-	-	(721,290)	-	(721,290)
Balance as of May 31, 2020	101,487,017	101,487	4,031,665	7,652	(45,639)	-	4,095,165

Accumulated other Comprehensive Income	-	-	-	(133,852)	-	-	(133,852)
Net Loss	-	-	-	-	(1,582,407)	-	(1,582,407)
Balance as of May 31, 2021	101,487,017	101,487	4,031,665	(126,200)	(1,628,046)	-	2,378,906

Accumulated other Comprehensive Income	-	-	-	67,085	-	-	67,085
Net Profit	-	-	-	-	(541,453)	-	(541,453)
Non-Controlling Interest	-	-	-	-	-	29,305	29,305
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Cash Flows

For the years ended May 31, 2022 and 2021 (as restated)

	For the year ended May 31,
	2022	2021 (as restated)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)	(501,069)	(1,582,407)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	415	-
Amortization of right-of-use assets	48,700	65,537
Bad debts written off	56,913	1,195,957
Bad debts written off recovery	(155,005)	-
Amortization of intangible assets	4,516	288
Intangible assets written off	19,476	11,168
Impairment of goodwill	1,017,964	322,972
others	(3,511)	-
Changes in operating assets and liabilities:
Accounts receivables	(53,968)	66,766
Prepayments, deposits and other receivables	(48,938)	1,359,571
Inventories	(371,908)	56,921
Accounts payable	(8,826)	55,856
Advanced received, accrued liabilities and other payable	489,594	(1,383,847)
Operating lease liabilities	(50,830)	(65,540)

Net cash provided by operating activities	443,523	103,242

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(1,914)	-
Purchase of intangible assets	(23,992)	(11,456)
Acquisition of subsidiary, net of cash acquired	25,944	-
Net cash used in investing activity	38	(11,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from related party	34,169	6,500
Advances from directors	43,449	215,501
Net cash provided by financing activities	77,618	222,001
Effect of exchange rate changes on cash and cash equivalents	(34,144)	10,734
Net change in cash and cash equivalents	487,035	324,521
Cash and cash equivalents, beginning of year	340,109	15,588
CASH AND CASH EQUIVALENTS, END OF YEAR	827,144	340,109

See accompanying notes to the consolidated financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”). The Company’s fiscal year end is May 31. The Company’s financial statements are presented in U.S. dollars.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to noncontrolling interests in subsidiaries is reflected in the consolidated statements of operations.

Entity Name	Date of Incorporation	Parent Entity	Interest %	Nature of Operation	Place of Incorporation
CXJ Investment Group Company Ltd	2020-2-19	US CXJ	100%	Investment holding	British Virgin Islands
CXJ (HK) Technology Group Company Ltd	2020-3-11	BVI CXJ	100%	Investment holding	Hong Kong, PRC
CXJ (Shenzhen) Technology Co., Ltd	2020-5-26	HK CXJ	100%	Investment holding	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd	2019-3-28	SZ CXJ	100%	Trading,brand name management fee and consultancy services	PRC
Shenzhen Lanbei Ecological Technology Co., Ltd	2020-10-28	HZ CXJ	51%	Trading and consultancy services	PRC

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, allowance of doubtful accounts, allowance of deferred tax asset, useful lives and impairment of long-lived assets, valuation of intangible assets acquired and impairment of goodwill. Actual results may materially differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, BVI CXJ and HK CXJ’s functional currency is the U.S. dollar; SZ CXJ and their VIEs which are incorporated in PRC use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	May 31, 2022	May 31,2021
Period-end CNY: US$1 exchange rate	$6.67	$6.37
Period-average CNY: US$1 exchange rate	$6.43	$6.68
Period-end HK$: US$1 exchange rate	$7.76	$7.76
Period-average HK$: US$1 exchange rate	$7.75	$7.75

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in the Hong Kong and the PRC.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts which reflects its best estimate of amounts that potentially will not be collected. The Company determines the allowance for doubtful accounts taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the customers as well as the age of the individual receivables balance. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are engine oil and auto parts.

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Office equipment	5 years
Leasehold improvements	3 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Intangible asset, net

Intangible asset consists of developed software. The Company’s policy is 100% written off the developed cost of software during the year occurred.

Operating leases

The Company recognizes its leases in accordance with ASC 842 - Leases. Under ASC 842, operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives. The Company elected the short-term lease exemption for contracts with lease terms of 12 months or less. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Impairment of long-lived assets other than goodwill

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry or new technologies. Impairment is present if the carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company did not recognize any impairment of long-lived assets during the years ended May 31, 2022 and 2021 (as restated).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2022 for smaller reporting companies. The Company has early adopted ASU 2017-04 on June1, 2020.

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

Sales and distribution expenses

Sales and distribution expenses consist of payroll related costs, advertisement and promotion expenses, transportation costs, conference expenses, office expenses, travelling and entertainment expenses.

General and administrative expenses

General and administrative expenses consist of payroll related costs, consultancy expenses, bad debts written off, bad debts recovery, intangible assets written off, rental expenses, office expense, travelling and entertainment expenses.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. As of May 31, 2022, the Company’s WFOE and its VIEs did not make the provision for the statutory reserves.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for financial assets and liabilities, which primarily consist of cash and cash equivalents, accounts receivable, inventories, prepayments and other current assets, accounts payable, accrued liabilities, income tax payable, customer advances, are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

● Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

● Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

● Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment.

Segment reporting

The Company reports each material operating segment in accordance with ASC 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has determined that it has only one operating segment.

Significant risk

Currency risk

A majority of the Company’s expense transactions are denominated in RMB and a significant portion of the Company and its subsidiaries’ assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through the PBOC or other Company foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

The Company maintains certain bank accounts in the PRC. On May 1, 2015, the PRC’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in the PRC are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit, which is RMB500,000 for one bank. However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in the PRC and the Company believes that those Chinese banks that hold the Company’s cash and cash equivalents and short-term investments are financially sound based on public available information.

Other than the deposit insurance mechanism in the PRC mentioned above, the Company’s bank accounts are not insured by Federal Deposit Insurance Corporation insurance or other insurance.

Concentration and credit risk

Financial instruments that potentially subject the Company to the concentration of credit risks consist of cash and short-term investments. The maximum exposures of such assets to credit risk are their carrying amounts as of the balance sheet dates. The Company deposits its cash and cash equivalents with financial institutions located in jurisdictions where the subsidiaries are located. The Company believes that no significant credit risk exists as these financial institutions have high credit quality.

The Company’s also exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by group of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company generally requires customers to make payment in advance before delivery of the goods and services, and special approval is required for credit sales to specific customers.

Interest rate risk

Fluctuations in market interest rates may negatively affect our financial condition and results of operations. The Company is exposed to floating interest rate risk on cash deposit and floating rate borrowings, and the risks due to changes in interest rates is not material. The Company has not used any derivative financial instruments to manage our interest risk exposure.

Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Business combination

The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements and does not expect the adoption to have a material impact.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this standard has removed, modified and added certain disclosures under ASC Topic 820, Fair Value Measurement, with the objective of improving disclosure effectiveness. On January 1, 2020, the Company adopted ASU 2018-13 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. Company generated positive cash flow of $443,523 and $103,242 (as restated) in the years ended May 31, 2022 and 2021 (as restated) respectively. In addition, for the years ended May 31, 2022 and 2021(as restated), the Company reported net loss of $541,453 and $1,582,407 (as restated), respectively. The condition is improved and the Company is continue as a going concern as of the date of this report.

In an effort to improve its financial position, the Company is to obtain new working capital through improving its operation and obtaining loans from banks or other financial institutes. The Company also relies on relates parties to provided financing and management services at cost that may not be the prevailing market rate for such services.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

As of May 31, 2022 and May 31, 2021 (as restated), our accounts receivable are $60,122 and $8,477 (as restated), respectively. That is a bad debts recovery of $155,005 from the customer Changlaichangwang. Bad debts written off is $56,913 and $1,195,957 (as restated) for the years May 31, 2022 and 2021 (as restated) respectively.

That is no changes in restated accounts receivable $8,477 and original accounts receivable $8,477 (as restated) for the years ended May 31, 2022 and 2021 (as restated).

NOTE 5 – Prepayments, DEPOSITS paid AND OTHER RECEIVABLES

Prepayments and other current assets consisted of the following as of May 31, 2022 and 2021(as restated):

	As of May 31,
	2022	2021 (as restated)	Increase/ (Decrease)
	(audited)	(audited)
	$	$	$
Prepayments	186,753	70,635	116,118
Deposits paid	11,923	15,754	(3,831)
Other receivables	135,586	30,158	105,428
Total	334,262	116,547	217,715

Prepayments balance $186,753 consist of advances to suppliers for providing goods and services, Deposits paid balance $11,923 is deposits paid to landlord for renting office and warehouse. Other receivables balance $135,586 is short term borrowing to third party and staff advances.

As of May 31, 2022 and 2021 (as restated), the prepayments, deposit paid and other receivables balances are $334,262 and $116,547 (as restated) respectively, as compared that is an increase of $217,715. The increment is mainly due to increase in prepayment to suppliers 116,118, staff advances $35,598, short term borrowing to third party $69,830 and offset decreased in deposits paid 3,831.

Restated prepayments, deposits paid, and other receivables for the year ended May 31, 2021 is S116,547, as compared to original balance $216,683, that is a decrease of $100,136. The decrement is due to reclassified of other receivables to general and administrative expenses.

Other receivables $135,586 consist staff advances $63,322 and short borrowing to third party $72,264. Short term borrowing to third party is full repayment in August 2022. Below is the summary of other receivable:

Description	Amount ($)	Remark
Staff Advances	63,322	For business conference and function, travelling expenses and office expenses.
Short term borrowing to third party	72,264	Repayments of $67,466 in July 2022 and $4,798 in August 2022 respectively
Total	135,586

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist costs occurred to develop the software for business operations The intangible assets are written off during the year occurred. For the years ended May31, 2022 and 2021 (as restated), the balance of intangible assets is $0, and the written off developed software amounted to $23,992 and $11,456 (restated) respectively.

	As of
	May 31, 2022	May 31, 2021 (as restated)
	(audited)	(audited)
	$	$
Software	43,030	32,433
Add: Capitalization of software	23,129	11,792
Total software	66,159	44,225
Less: Software written off on May 31,2020	(29,984)	(29,984)
Less: Software written off on May 31,2021	(11,456)	(11,456)
Less: Software written off on May 31,2022	(23,992)	-
Less: Foreign translation difference	(727)	(2,785)
Total	-	-

Restated intangible assets balance for the year ended May 31, 2021 is $0, as compared to original intangible assets $32,974, that is a decrement of $32,974, due to the change of intangible assets policies, whereas developed software are written off during the year occurred.

NOTE 7 – BUSINESS COMBINATION AND GOODWILL

On May 28, 2020, ECXJ completed the acquisition of 100% equity interest of CXJHZ. The Company are an automobile aftermarket products wholesaler, as well as an auto detailing store consultancy company in Hangzhou City, Zhejiang Province through this acquisition. The purchase consideration is $4,094,453, consists of 1,364,800 shares of the Company’s common stock issued to CXJHZ’s original owner fair valued at the acquisition date. These shares were issued on May 28, 2020. The Company accounted for the acquisition using the purchase method of accounting for business combination under ASC 805. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values as of the acquisition date.

The determination of fair values involves the use of significant judgment and estimates and in the case of CXJHZ, this is with specific reference to acquired intangible asset. The judgments used to determine the estimated fair value assigned to assets acquired and liabilities assumed, as well as the intangible asset life and the expected future cash flows and related discount rate, can materially impact the Company’s consolidated financial statements. Significant inputs and assumptions used for the model included the amount and timing of expected future cash flows and discount rate. The Company utilized the assistance of a third-party valuation appraiser to determine the fair value as of the date of acquisition.

The purchase price was allocated on the acquisition date of CXJHZ as follows:

As of May 28, 2020
$
Cash at banks and in hand	15,588
Trade receivables	70,423
Inventory on hand	124,658
Prepayments, other receivables and deposits	2,517,125
Due from a related party	1,282
Due to directors	119,405
Due from a shareholder	51,599
Operating lease right-of-use assets	189,604
Total assets	3,089,684

F-16

$
Account Payables	(156,955)
Advanced Receipts	(368,777)
Accrued liabilities, other payables and deposits received	(3,007,879)
Due to a related company	(2,000)
Due to related parties	(29,932)
Due to directors	(42)
Operating lease liabilities, net of current portion	(80,882)
Operating lease liabilities, non current portion	(111,779)
Total liabilities	(3,758,246)

Net tangible liabilities	(668,562)
Goodwill	4,763,015
Total purchase price	4,094,453.00

$
Consideration in form of shares	4,094,453
Total consideration	4,094,453

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on May 31, of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of CXJHZ to its carrying value. The Company used the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate.

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $1,006,432 and $322,972, were recognized during the year ended May 31, 2022 and 2021 respectively. As of May 31, 2022, the balance of goodwill is $3,433,611.

On August 19, 2021, CXJHZ completed the acquisition of 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd. The Company is an online automobile aftermarket products wholesaler in Shenzhen City, Guangdong Province. The purchase consideration is RMB1 in cash.

The purchase price was allocated on the acquisition date of Shenzhen Lanbei Ecological Technology Co. Ltd as follows:

As of August 19, 2021
$
Cash at banks and in hand	25,944.00
Prepayments, other receivables and deposits	83,493.00
Total assets	109,437.00

$
Advanced Receipts	95,432.00
Accrued liabilities, other payables and deposits received	36,616.00
Total liabilities	132,048.00

Net tangible liabilities	-22,611.00
Share of 49% of non-controlling interest	-11,079.00
51% of equity interest	-11,532.00
Goodwill	11,532.00
Total purchase price	0.00

The goodwill value $11,532 is occurred on the acquisition, impaired and written off during the year ended May 31, 2022.

NOTE 8 - INCOME TAXES

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. The U.S federal income tax rate is 21%.

British Virgin Islands

Under the current laws of the British Virgin Islands, the international business company which governed by the International Business Companies Act of British Virgin Islands and there is no income tax charged in British Virgin Islands.

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended May 31, 2022 and 2021, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation, [2019] No. 13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises.

The components of the income tax provision are as follows:

	As of	As of
	May 31, 2022	May 31, 2021 (as restated)
Current:
– United States of America	$	$-
– Seychelles		-
– Hong Kong		-
– The PRC	3,095	8,185
Deferred
– United States of America
– Seychelles
– Hong Kong
– The PRC
Total	$3,095	$8,185

NOTE 9. ADVANCED RECEIVED, ACCRUED EXPENSES AND OTHER PAYABLE

	As of May 31,
	2022	2021 (as restated)	Increase/ (Decrease)
	(audited)	(audited)
	$	$	$
Advanced Received	2,488,447	2,035,399	453,048
Accrued Expenses	116,590	60,117	56,473
Deposit Received	68,966	39,247	29,719
Other Payable	90,503	166,147	(75,644)
Total	2,764,506	2,300,910	463,596

Advanced received balance $2,488,447consists of advances from customer for brand name management fees and providing of goods and services, Accrued expenses balance $116,590 consists payroll related costs, audit fee and VAT payable. Deposit received balance $68,966 is the warranty for usage of brand name. Other payable balance $90,503 is the provision for business dispute with a customer in the year 2020.

As of May 31, 2022 and 2021 (as restated), the advanced received, accrued expenses and other payable balances are $2,764,506 and $,2300,910 (as restated) respectively, as compared that is an increase of $463,596. The increment is mainly due to increase in advanced received $453,048 for brand name management fees and goods., accrued expenses $56,473 for VAT payable, payroll related costs, deposit received $29,719 for warranty for usage of brand name and offset decrease in other payable $75,644.

Restated advanced received, accrued expenses and other payable balances for the year ended May 31, 2021 is S2,300,910, as compared to original balance $3,030,788, that is a decrease of $729,878. The decrement is mainly due to adjustment of amortization of brand name management fees $708,254.

Advanced received $2,488,447 consist of advances from customers for brand name management fee and providing goods and services. The breakdown as below:

Description	Amount ($)	Remark
Brand name management fees	1,201,960	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	1,286,487	Delivery the goods and services as requested by customers.
Total	2,488,447

NOTE 10- RELATED PARTY TRANSACTIONS

Amounts due from related parties as of May 31, 2022 and 2021 (as restated) are as follows:

Amounts due from related party		As of
		May 31,2022	May 31, 2021 (As Restated)
		(audited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Director	-	43,500

New Charles Technology Group Limited repaid $43,500 as of May 31, 2022. That is no changes in restated amount due from related party $43,500 and original amount due from related party $43,500 for the years ended May 31, 2022 and 2021 (as restated).

Amounts due to related parties as of May 31, 2022 and 2021 (as restated) are as follows:

Amounts due to related parties		As of
		May 31,2022	May 31, 2021 (as restated)
		(audited)	(audited)
		$	$
Cuiyao Luo	CFO & Director	158,384	114,935
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Directors	22,489	-
Total		180,873	114,935

As of May 31, 2022 and May 31, 2021 (as restated), Cuiyao Luo advanced $158,384 and $114,935 (as restated) to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd advanced $22,489 to the company as working capital.

That is no changes in restated amount due to related parties $114,935 and original amount due to related party $114,935 for the years ended May 31, 2022 and 2021 (as restated).

NOTE 11 – OPERATING LEASES

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

As of June 1, 2019, the Company recognized approximately US$242,145, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 1, 2019, with discounted rate of 4.75% adopted from The People’s Bank Of China’s base lending rate as a reference for discount rate, as this bank is the largest bank and national bank of China.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. The initial recognition of operating lease right and lease liability as follow:

As of May 31, 2022, operating lease right as follow:

$
Gross lease payable	259,257
Less: imputed interest	(17,112)
Initial recognition as of June 1, 2019	242,145

As of May 31, 2022 operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	242,145
Amortization for the year ended May 31, 2020	(53,139)
Foreign exchange translation	598
Balance as of May 31, 2020	189,604
Add: New office lease on November 30, 2020 - Office	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(125,171)
Amortization for the year ended May 31, 2021	(65,537)
Foreign exchange translation	4,195
Balance as of May 31, 2021	88,624
Add: New office lease on June 30, 2021 -Warehouse	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(17,296)
Amortization for the year ended May 31,2022	(48,700)
Foreign exchange translation	(2,234)
Balance as of May 31, 2022	78,586

As of May 31, 2022, operating lease liability as follow:

$
Initial recognition as of June 1, 2019	242,145
Less: gross repayment for the year ended May 31, 2020	(60,129)
Add: imputed interest for the year ended May 31, 2020	10,645
Balance as of May 31, 2020	192,661
Add: New office lease on November 30, 2020	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(115,256)
Less: gross repayment for the year ended May 31, 2021	(72,094)
Add: imputed interest for the year ended May 31, 2021	(2,558)
Balance as of May 31, 2021	88,286
Add: New warehouse lease on June 2021	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(14,693)
Less: gross repayment for the year ended May 31, 2022	(52,978)
Add: imputed interest for the year ended May 31, 2022	(3,148)
Balance as of May 31, 2022	75,659

During the year ended May 31, 2022, the Company acquired a new office lease on May 1, 2022 and terminated a warehouse lease on May 31, 2022. Lease expenses for the year ended May 31, 2022 were $48,700 compared to $65,537 as of May 31, 2021.

Maturities of Company’s operating lease obligation as of May 31, 2022 are as follows:

Year ending May 31,	$
2022	54,116
2023	21,543
Total	75,659

Other information:

	For the year ended May 31,
	2022	2021 (as restated)
	$	$
Cash paid for amounts included in the measurement of lease obligations:
Operating lease cost (included in general and admin in company’s statement of operations)	48,700	65,537
Cash paid for amounts included in the measurement of lease liabilities for the year	50,901	65,540
Weighted average remaining lease term (in years)	1.00	1.25
Weighted average discount rate	4.75%	4.75%

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2022 to the date these financial statements were issued and has determined that the Company acquired 100% equity of a trading company, Longkou Xianganfu Trading Company Limited on November 4, 2022. On July 31, 2023, the Company disposed 51% of Shenzhen Lanbei Ecological Technology Company Limited.

