Form 10-Q
period 2022-08-31
CXJ GROUP CO., Ltd
filed 2024-01-26
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2022

Commission File Number : 000-56425

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2024
Common Stock, $.001 par value	101,710,517

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of August 31, 2022 (unaudited) and May 31, 2022 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Three Months Ended August 31, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months August 31, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2022 and 2021 (unaudited)	7
	Notes to the Consolidated Financial Statements	8-26
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	31

PART II	OTHER INFORMATION	31

ITEM 1.	Legal Proceedings	32
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Mine Safety Disclosures	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	32
Signatures		33

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF August 31, 2022 and May 31, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	August 31, 2022	May 31, 2022
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	80,853	827,144
Accounts receivable	62,322	60,122
Prepayments, deposits and other receivables	282,445	334,262
Inventories	229,140	434,215
Total Current Assets	654,760	1,655,743

NON-CURRENT ASSETS
Property, plant and equipment, net	4,037	1,445
Goodwill	3,433,611	3,433,611
Operating lease right-of-use assets	70,289	78,586
Total Non-current Assets	3,507,937	3,513,642

TOTAL ASSETS	4,162,697	5,169,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	103,263	214,504
Advanced received, accrued expenses and other payables	1,659,319	2,764,506
Due to related party	-	22,489
Amount due to directors	163,384	158,384
Operating lease liabilities, net of current portion	49,954	54,116
Total Current Liabilities	1,975,920	3,213,999

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	16,761	21,543

TOTAL LIABILITIES	1,992,681	3,235,542

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,487,017 shares issued and outstanding as of August 31, 2022 and May 31, 2022 respectively	101,711	101,487
Additional paid-in capital	4,178,951	4,031,665
Accumulated other comprehensive income (loss)	(18,728)	(59,115)
Accumulated deficit	(2,135,486)	(2,169,499)
Total CXJ Group Stockholders’ Equity	2,126,448	1,904,538
Non-controlling interest	43,568	29,305
TOTAL STOCKHOLDERS’ EQUITY	2,170,016	1,933,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,162,697	5,169,385

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 31, 2022

and AUGUST 31, 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For the three months ended
	August 31, 2022	August 31, 2021
	Unaudited	Unaudited
	$	$
REVENUE
- Non-related party	982,097	493,809

COST OF REVENUE	(484,712)	(220,237)
GROSS PROFIT	497,385	273,572

OTHER INCOME	5,350	30,169

SELLING AND DISTRIBUTION EXPENSES	(223,543)	(225,814)
GENERAL AND ADMINISTRATIVE EXPENSES	(227,369)	(162,048)
PROFIT/(LOSS) FROM OPERATIONS	51,823	(84,121)

INTEREST INCOME	351	142
PROFIT/(LOSS) BEFORE INCOME TAX	52,174	(83,979)

INCOME TAXES EXPENSE	(3,898)	-
PROFIT/(LOSS) AFTER TAXATION	48,276	(83,979)
Less: Non-controlling Interest	14,263	(696)
PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	34,013	(83,283)
Other comprehensive income/(loss):
- Foreign exchange adjustment income	40,407	36,114
COMPREHENSIVE PROFIT/(LOSS)	74,420	(47,169)

Net loss per share - Basic and diluted	0.00	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,691,082	101,487,017

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended August 31, 2022

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock issued	223,500	224	147,286	-	-	-	147,510
Accumulated other Comprehensive Income	-	-	-	40,387	-	-	40,387
Net (loss)/profit	-	-	-	-	34,013	-	34,0.13
Non-controlling interest	-	-	-	-	-	14,263	14,263
Balance as of August 31, 2022	101,710,517	101,711	4,178,951	(18,728)	(2,135,486)	43,568	2,170,016

For the three months ended August 31, 2021

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2021	101,487,017	101,487	4,031,665	(126,200)	(1,628,046)	0	2,378,906
Common Stock issued	-	-	-	-	-	-	-
Accumulated other Comprehensive Income	-	-	-	36,114	-	-	36,114
Net (loss)/profit	-	-	-	-	-83,283	-696	(83,979)
Non-controlling interest	-	-	-	-	-	(10,661)	(10,661)
Balance as of August 31, 2021	101,487,017	101,487	4,031,665	(90,086)	(1,711,329)	(11,357)	2,320,380

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 and 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

`	For the three months ended
	August 31, 2022	August 31, 2021
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)	48,276	(83,979)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	272	75
Amortization of right-of-use assets	15,884	15,384
Amortization of intangible assets	-	2,979
Impairment of goodwill	-	11,096
others	-	(23,520)
Changes in operating assets and liabilities:
Accounts receivables	(4,211)	(24,653)
Prepayments, deposits and other receivables	45,375	(23,326)
Inventories	195,465	(25,861)
Accounts payable	(106,715)	(31,130)
Advanced received, accrued liabilities and other payables	(1,041,138)	111,412
Operating lease liabilities	(16,640)	14,104

Net cash provided by operating activities	(863,432)	(57,419)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,969)	(1,422)
Purchase of intangible assets	-	(18,828)
Net cash used in investing activity	(2,969)	(20,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	147,510	-
Repayment to related party	(22,255)	-
Advances from directors	5,000	10,450
Net cash provided by financing activities	130,255	10,450
Effect of exchange rate changes on cash and cash equivalents	(10,145)	28,636
Net change in cash and cash equivalents	(746,291)	(38,583)
Cash and cash equivalents, beginning of year	827,144	340,109
CASH AND CASH EQUIVALENTS, END OF YEAR	80,853	301,526

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 and year ended may 31, 2022

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of August 31, 2022 and May 31, 2022 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the three months ended August 31, 2022 and 2021 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net profit of $48,276 and net loss of $83,979 during the three months ended August 31, 2022 and 2021, respectively. As of August 31, 2022 and May 31, 2022, the Company had an accumulated deficit of $2,135,486 and $2,169,499, respectively. The Company net cash outflow used in operations of $863,432 during the three months ended August 31, 2022.

As of August 31, 2022 and May 31, 2022, the Company had cash and cash equivalents of $80,853 and $827,144, the current liability of $1,970,011 and $3,213,999. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b) Going Concern Uncertainties

The accompanies financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,135,486 and $2,169,499 as of August 31, 2022 and May 31, 2022 respectively. During the period three months ended August 31, 2022 and 2021, the Company generated a net profit of $48,276 and net loss of $83,979 respectively. Furthermore, the Company recorded a net cash outflows from operating activities of $863,432 and $57,419 as of August 31, 2022 and 2021 respectively.

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

Subsidiaries:	Date of incorporation	Interest %	Place of incorporation

CXJ Investment Group Company Ltd	2020/2/19	100%	BVI
CXJ (HK) Technology Group Company Ltd	2020/3/11	100%	Hong Kong
CXJ (Shenzhen) Technology Co., Ltd	2020/5/26	100%	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd	2019/3/28	100%	PRC
CXJ Automobile industry Ecology (Shenzhen) Co., LTD	2020/10/28	51%	PRC

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended August 31,
	2022	2021
Period-end CNY: US$1 exchange rate	6.89	6.46
Period-average CNY: US$1 exchange rate	6.74	6.46

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

(j) Intangible Assets, Net

The Company’s intangible assets with definite useful lives primarily consist of software, non-patent technology and land use right. The Company typically amortizes its purchased software, non-patent technology and land used right with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful Lives. The Company’s policy is 100% written off the in-house developed software during the year occurred.

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government for a specified period of time. The Company amortizes its land use rights using the straight-line method over the periods the rights are granted.

The estimated useful lives of purchased software and non-patent technology are as follow:

10 years

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

(l) Goodwill

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2022 for smaller reporting companies. The Company has early adopted ASU 2017-04 on January 1, 2020.

(m) Fair Value of Financial Instruments

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

(n) Revenue Recognition

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

(o) Sales and Distribution Expense

Selling and distribution expenses amounted to $223,543 and $225,814 for the three months ended August 31, 2022 and 2021 respectively. Selling and distribution expenses are mainly included salary $99,168, convention expense $36,428,sale-related consultancy $23,822, exhibition and advertisement expenses $55,810 and logistics expenses $35,395.

(p) General and Administrative Expenses

General and administrative expenses amounted to $227,369 and $162,048 for the three months ended August 31, 2022 and 2021 respectively. General and administrative expenses consist salary $82,992, consultancy$69,732, rental expenses $15,637, research fee $14,824.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended August 31, 2022 and August 31, 2021, respectively:

	For the three months ended August 31, 2022	For the three months ended August 31, 2021
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months ended August 31, 2022 and August 31, 2021, respectively are as follows:

	For the three months ended
	August 31, 2022	August 31, 2021
Current	(3,898)	-
Deferred
Income tax expense/(income)	(3,898)	-

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

(w) Segment Reporting

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

(x) Recently Issued Accounting Standards

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of August 31,2022 and May 31, 2021.

Effective July 9,2019 we changed our name from Global Entertainment Corp to CXJ Group Co., Limited. On July 12, 2019, the Company effectuated a 1 for 200 reverse stock split, while the authorized shares of common stock and preferred shares totally had been increased to 500,000,000. As a result of the foregoing we changed our trading symbol from GNTP and began trading as ECXJ on August 5, 2019.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended August 31, 2022 and 2021, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months ended August 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For the three months ended August 31,		For the three months ended August 31,
	2022	2021	2022	2021
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	224,479	-	46%	-
Nanjing Western Oil Co., Ltd	111,401	-	23%	-
Linyi Niubang International Trading Co., Ltd	23,460	152,784	5%	69%
Wuxi Anruichi Technology Co., Ltd	8,259	38,700	2%	18%
Guangzhou Kashide Car Accessories Co., Ltd	90,309	23,801	19%	11%
	457,908	215,285	94%	98%

No accounts payable for major suppliers, where the major suppliers requested to make full payment before delivery of goods.

Note 7. Account Receivables, Net

As of August 31, 2022 and May 31, 2022. our account receivables are $62,322 and $60,122, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at August 31, 2022 and May 31, 2022:

	As of
	August 31, 2022	May 31, 2022
	(unaudited)	(audited)
	$	$
Prepayments	211,674	186,753
Deposits paid	12,112	11,923
Other receivables	58,659	135,586
Total	282,445	334,262

Other Receivables

Description	Amount ($)	Remark
Staff Advances	39,501.00	For business conference and function, travelling expenses and office expenses.
Short term borrowing to third party	19,158.00	Repayments of $13,062 in November 2022 and $6,096 in December 2022 respectively
Total	58,659.00

As of August 31, 2022, the prepayment balance $211,674 represented the advances to suppliers for providing goods and services. The deposit balance $12,112 is the deposits paid to landlord for renting office and warehouse. Other receivable balance 58,659 represented staff advance $39,501 and short term borrowing to third party $19,158.

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

	As of
	August 31, 2022	May 31, 2022
	(unaudited)	(audited)
	$	$
Property, Plant and Equipment	1,845	1,845
Less: Accumulated Depreciation as of May 31, 2022	(400)	(400)
Net book value of Property, Plant and Equitment as of May 31, 2022	1,445	1,445
Add: New purchase of fixed assets	2904	-
Less: Accumulated Depreciation as of August 31, 2022	(266)	-
Less: Foreign translation difference	(46)	-
Net book value of Property, Plant and Equipment as of August 31, 2022	4,037	1,445

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	As of
	August 31, 2022	May 31, 2022
	(unaudited)	(audited)
	$	$
Software	43,030	43,030
Add: Capitalization of software	23,129	23,129
Total software	66,159	66,159
Less: Softeare written off on May 31,2020	(29,984)	(29,984)
Less: Softeare written off on May 31,2021	(11,456)	(11,456)
Less: Softeare written off on May 31,2022	(23,992)	-23,992.00
Less: Foreign translation difference	(727)	(727)
Total	-	-

That is no movement of intangible assets during the period ended August 31, 2022.

Note 11 – Business Combination and Goodwill

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

The purchase price was allocated on the acquisition date of CXJHZ as follows:

As of May 28, 2020
$
Cash at banks and in hand	15,588
Trade receivables	70,423
Inventory on hand	124,658
Prepayments, other receivables and deposits	2,517,125
Due from a related party	1,282
Due to directors	119,405
Due from a shareholder	51,599
Operating lease right-of-use assets	189,604
Total assets	3,089,684

$
Account Payable	(156,955)
Advanced Receipts	(368,777)
Accrued liabilities, other payable and deposits received	(3,007,879)
Due to a related company	(2,000)
Due to related parties	(29,932)
Due to directors	(42)
Operating lease liabilities, net of current portion	(80,882)
Operating lease liabilities, non current portion	(111,779)
Total liabilities	(3,758,246)

Net tangible liabilities	(668,562)
Goodwill	4,763,015
Total purchase price	4,094,453.00

$
Consideration in form of shares	4,094,453
Total consideration	4,094,453

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

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $1,009,42 and $322,972, were recognized during the year ended May 31, 2022 and 2021 respectively. As of May 31, 2022, the balance of goodwill is $3,433,611.

Note 12. Accounts Payable

Accounts payable consists of the following:

As of
	August 31, 2022	May 31, 2022
	(unaudited)	(audited)
	$	$
Accounts Payable	103,263	214,504

The account payable balance of $103,263 includes payable to vendors for motor oil and auto parts. It was expected to be paid in the end of 2022.

Note 13. Advanced Received, Accrued Expenses and Other Payable

	As of
	August 31, 2022	May 31, 2022	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advanced Received	1,419,205	2,488,447	(1,069,242)
Accrued Expenses	85,738	116,590	(30,852)
Deposit Received	66,763	68,966	(2,203)
Other Payable	87,613	90,503	(2,890)
Total	1,659,319	2,764,506	(1,105,187)

Advanced received balance $1,419,205 consists of advances from customer for brand name management fees and providing of goods and services, Accrued expenses balance $85,738 consists payroll related costs, audit fee and VAT payable. Deposit received balance $66,763 is the warranty for usage of brand name. Other payable balance $87,613 is the provision for business dispute with a customer in the year 2020.

As of August 31, 2022 and May 31, 2022, the advanced received, accrued expenses and other payable balances are $1,659,319 and $2,746,506 respectively, as compared that is an decrease of $1,105,187. The decreament is mainly due to decrease in advanced received $1,069,242 for brand name management fees and goods., accrued expenses $30,852 for VAT payable, payroll related costs, deposit received $2,203 for warranty for usage of brand name and other payable $2,890.

Advanced Received

Description	Amount $	Remark

Prepayment of goods from customers	485,553
Brand name management fees from customers	933,652	Will amortized according to the contract
Total	1,419,205

Advanced received $1,419,205 include prepayment of goods from customers $485,553 and brand name management fees from customers $933,652.

Note 13. Related Party Transaction

Amounts due from related parties as of August 31, 2022 and May 31, 2021 (as restated) are as follows:

Amounts due to related parties		As of
		August 31,2022	May 31,2022
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & Director	163,384	158,384
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Directors	-	22,489
Total		163,384	180,873

As of August 31, 2022 and May 31, 2022, Cuiyao Luo advanced $163,384 and $158,384 respectively to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 14. Operating Lease

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

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. The initial recognition of operating lease right and lease liability as follow:

As of August 31, 2022, operating lease right as follow:

$
Gross lease payable	259,257
Less: imputed interest	(17,112)
Initial recognition as of June 1, 2019	242,145
As of May 31, 2022 operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	242,145
Amortization for the year ended May 31, 2020	(53,139)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020 - Office	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(125,171)
Amortization for the year ended May 31, 2021	(65,537)
Balance as of May 31, 2021	87,566
Add: New office lease on June 30, 2021 -Warehouse	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(17,296)
Amortization for the year ended May 31,2022	(48,700)
Foreign exchange translation	(1,176)
Balance as of May 31, 2022	78,586
Add: New office lease	9,749
Amortization for the period ended August 31,2022	(15,883)
Foreign exchange translation	(2,163)
Balance as of August 31, 2022	70,289

As of August 31, 2022, operating lease liability as follow:

$
Initial recognition as of June 1, 2019	242,145
Less: gross repayment for the year ended May 31, 2020	(60,129)
Add: imputed interest for the year ended May 31, 2020	10,645
Balance as of May 31, 2020	192,661
Add: New office lease on November 30, 2020	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(115,256)
Less: gross repayment for the year ended May 31, 2021	(72,094)
Add: imputed interest for the year ended May 31, 2021	(2,558)
Balance as of May 31, 2021	88,286
Add: New warehouse lease on June 2021	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(14,693)
Less: gross repayment for the year ended May 31, 2022	(52,978)
Less: imputed interest for the year ended May 31, 2022	(3,148)
Balance as of May 31, 2022	75,659
Add: New office lease	9,749
Less: gross repayment for the period ended August 31, 2022	(16,847)
Less: imputed interest for the period ended August 31, 2022	(1,846)
Balance as of August 31, 2022	66,715

For the three months ended August 31, 2022 and August 31, 2021, the amortization of the operating lease right of use assets are $15,883 and $14,136 respectively.

Maturities of operating lease obligation as follow:

Year Ending	Operating Lease $
May 31, 2023	49,954
May 31, 2024	16,761
Total	66,715

Other information:

For the three months ended August 31, 2022 $

Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cost (included in general and admin in company’s statement of operations)	15,883
Cash paid for amounts included in the measurement of lease liabilities for the year	16,639
Remaining lease term for operating lease (years)	1.28
Weighted average discount rate for operating lease	4.75%

Note 15: Contingent Liabilities

A provision of $87,083 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 16: Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 17: Significant event

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended August 31, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the period ended August 31, 2022 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended August 31,		Quarter to Quarter Comparison
	2022	2021	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	982,097	493,809	488,288
Cost of Revenue	(484,712)	(220,237)	(264,475)
Gross Profit	497,385	273,572	223,813
Other Income	5,350	30,169	(24,819)
Selling and Distribution Expenses	(223,543)	(225,814)	2,271
General and Administrative Expenses	(227,369)	(162,048)	(65,321)
Profit/(Loss) from Operation	51,823	(84,121)	135,944
Interest Income/(Expense)	351	142	209
Profit/(Loss) before Income Taxes	52,174	(83,979)	136,153
Income Taxes	(3,898)	-	(3,898)
Net Profit/(Loss) before Non-controlling Interest	48,276	(83,979)	132,255
Non-controlling Interest	14,263	(696)	14,959
Profit/(Loss) Attributable to Shareholders	34,013	(83,283)	117,296

Revenues

For the three month period ended August 31, 2022, we generated total revenue of $982,097 that included brand name administrative fee $177,095, motor oil and auto parts $800,235 and others $4,767.

	For the Three Months Ended August 31,
	2022	% of Net	2021	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	177,095	18.0%	132,220	26.8%	44,875
Motor oil and auto parts	800,235	81.5%	349,370	70.8%	450,865
Others	4,767	0.5%	12,219	2.5%	(7,452)
Total	982,097	100%	493,809	100%	488,288

Total revenues for three months ended August 31, 2022 were $982,097 compared to $493,809 for the three months ended August 31, 2021, which increased by $488,288, mainly due to the increase of brand name administrative fee $44,875, sales of motor oil and auto parts $450,865 and offset decrease of others $7,452.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended August 31, 2022 compared to three months ended August 31, 2021

	For the Three Months Ended August 31,
	2022	2021	Change
	$	$	$
Motor oil and auto parts	478,714	210,109	268,605
Others	5,998	10,128	(4,130)
Total	484,712	220,237	264,475

Cost of revenue for the three months ended August 31, 2022 were $484,712 compared to $220,237 as of ended August 31, 2021, an increment of $264,475 is mainly due to the increased of sales of motor oil and auto parts $268,605 and offset decrease of others products $4,130.

Gross Profit

Gross profit for the three months ended August 31, 2022 were $497,385 compared to $273,572 as of August 31, 2021, an increment of $223,813 is mainly due to the increase of brand name administrative fee and sales of motor oil and auto parts

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended August 31, 2022 compared to three months ended August 31, 2021

	For the Three Months Ended August 31,
	2022	% of Net	2021	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	223,543	22.8%	225,814	45.7%	(2,271)

Sales and marketing expenses for the three months ended August 31, 2022 were $223,543 compared to $225,814 as of August 31, 2021, a decrease of $2,271 is due to decrease in promotion and exhibition expenses $71,997 and offset increase in payroll costs $29,940 and transportation costs $36,473,

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, facility cost, rental fee and other related expenses.

For three months ended August 31, 2022 compared to three months ended August 31, 2021

	For the Three Months Ended August 31,
	2022	% of Net	2021	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	227,369	23.2%	162,048	32.8%	65,321

G&A expenses for the three months ended August 31, 2022 were $227,369 compared to $162,048 as of August 31, 2021, a increase of $65,321 was primarily due to the increase of payroll costs $25,577, consultancy fee $34,071, bad debts written off $11,276.

Taxation

We recorded $3,898 and $0 in income tax expenses for the period ended August 31, 2022 and August 31, 2021, respectively.

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

Net Profit/(Loss)

Net profit $34,013 and net loss $83,283 occurred for the three months ended August 31, 2022 and 2021 respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since commencing operations, our primary uses of cash have been to finance working capital needs for have financed these requirements primarily from cash generated from operations and related party advances.

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

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could contractually result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Three Months Ended August 31,		Quarter to Quater Comparison
	2022	2021
	$	$	$
Cash Flows used in operating activities	(863,432)	(57,419)	(806,013)
Cash Flows used in investing activities	(2,969)	(20,250)	17,281
Cash Flows provided by financing activities.	130,255	10,450	119,805
Effects on change in foreign exchange rate	(10,145)	28,636	(38,781)
Net Change in cash during period	(746,291)	(38,583)	(707,708)

Operating Activities

Cash flow used in operating activities for the three months ended August 31, 2022 is $863,432 as compared to the amount of $57,419 used in operating activities for the three months ended August 31, 2021, reflecting an increase of $806,013. The increase in net cash used in operating activities is mainly due to decrease cash flow of advanced, accrued liabilities and other payable $1,152,550 and offset net cash generated from net profit $132,255 and inventory $221,326.

Investing Activities

Cash flow used in investing activities is $2,969 for the three months ended August 31, 2022, as compared to $20,250 for the three months ended August 31, 2021, reflecting an increase of $17,281. The increase is due to purchased of computers and intangible assets.

Financing Activities

Cash flow provided by financing activities is $130,255 for the three months ended August 31, 2022, compared to $10,450 for the three months ended August 31, 2021, reflecting a increase of $119,805. The increase in net cash provided by financing activities was mainly due to proceeds from share issuance $147.510 and offset repayment to related party and directors $27,705.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of August 31, 2022 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	66,715	49,954	16,761	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of August 31, 2022.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were effective and no material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits

Exhibit No.	Description
10.1	Subscription agreement, dated June 9, 2022 by CXJ Group Co., Limited and Mr. Mingkang Qian to issue new shares 223,500 shares
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

Date: January 26, 2024

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: January 26, 2024

