Form 10-Q/A
period 2022-08-31
CXJ GROUP CO., Ltd
filed 2024-01-29
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Quarterly Report on Forms 10-Q for the fiscal quarter ended August 31, 2022 (the “Original 10-Q”) of CXJ Group Co., Limited, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	4

ITEM 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of August 31, 2022 (unaudited) and May 31, 2022 (audited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Three Months Ended August 31, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months August 31, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2022 and 2021 (unaudited)	8
	Notes to the Consolidated Financial Statements	9-27
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	32

ITEM 1.	Legal Proceedings	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Mine Safety Disclosures	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	33
Signatures		34

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended August 31, 2022

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock issued	223,500	224	147,286	-	-	-	147,510
Accumulated other Comprehensive Income	-	-	-	40,387	-	-	40,387
Net (loss)/profit	-	-	-	-	34,013	-	34,013
Non-controlling interest	-	-	-	-	-	14,263	14,263
Balance as of August 31, 2022	101,710,517	101,711	4,178,951	(18,728)	(2,135,486)	43,568	2,170,016

For the three months ended August 31, 2021

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2021	101,487,017	101,487	4,031,665	(126,200)	(1,628,046)	0	2,378,906
Common Stock issued	-	-	-	-	-	-	-
Accumulated other Comprehensive Income	-	-	-	36,114	-	-	36,114
Net (loss)/profit	-	-	-	-	(83,283)		(83,283)
Non-controlling interest	-	-	-	-	-	(11,357)	(11,357)
Balance as of August 31, 2021	101,487,017	101,487	4,031,665	(90,086)	(1,711,329)	(11,357)	2,320,380

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

As of August 31, 2022 and May 31, 2022, the Company had cash and cash equivalents of $80,853 and $827,144, the current liability of $1,975,920 and $3,213,999. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

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

As of August 31, 2022 and May 31, 2022, the advanced received, accrued expenses and other payable balances are $1,659,319 and $2,764,506 respectively, as compared that is an decrease of $1,105,187. The decreament is mainly due to decrease in advanced received $1,069,242 for brand name management fees and goods., accrued expenses $30,852 for VAT payable, payroll related costs, deposit received $2,203 for warranty for usage of brand name and other payable $2,890.

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

Date: January 29, 2024

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: January 29, 2024

