Form 10-Q
period 2022-11-30
CXJ GROUP CO., Ltd
filed 2024-02-05
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number 000-56425

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2024
Common Stock, $.001 par value	101,710,517

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of November 30, 2022 (unaudited) and May 31, 2022 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended November 30, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months and Six Month Ended November 30, 2022 and 2021 (unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2022 and 2021 (unaudited)	8
	Notes to the Consolidated Financial Statements	9-26
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	31

PART II	OTHER INFORMATION	32

ITEM 1.	Legal Proceedings	32
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Mine Safety Disclosures	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	32
Signatures		33

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2022 and May 31, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	November 30, 2022	May 31, 2022
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	119,615	827,144
Accounts receivable	61,628	60,122
Prepayments, deposits and other receivables	396,902	334,262
Inventories	191,431	434,215
Total Current Assets	769,576	1,655,743

NON-CURRENT ASSETS
Property, plant and equipment, net	3,569	1,445
Intangible assets	1,386,930	-
Goodwill	3,433,611	3,433,611
Operating lease right-of-use assets	53,504	78,586
Total Non-current Assets	4,877,614	3,513,642

TOTAL ASSETS	5,647,190	5,169,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	301,291	214,504
Advanced received, accrued expenses and other payables	1,479,022	2,764,506
Due to related party	-	22,489
Amount due to directors	221,363	158,384
Operating lease liabilities, net of current portion	46,400	54,116
Total Current Liabilities	2,048,076	3,213,999

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	8,805	21,543

TOTAL LIABILITIES	2,056,881	3,235,542

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,487,017 shares issued and outstanding as of November 30, 2022 and May 31, 2022 respectively	101,711	101,487
Additional paid-in capital	5,589,388	4,031,665
Accumulated other comprehensive income (loss)	14,942	(59,115)
Accumulated deficit	(2,166,782)	(2,169,499)
Total CXJ Group Stockholders’ Equity	3,539,259	1,904,538
Non-controlling interest	51,050	29,305
TOTAL STOCKHOLDERS’ EQUITY	3,590,309	1,933,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,647,190	5,169,385

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2022

and NOVEMBER 30, 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For the three months ended November 30,		For the six months ended November 30,
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$
REVENUE
- Non-related party	529,818	828,272	1,511,915	1,322,081

COST OF REVENUE	(241,559)	(217,440)	(726,271)	(437,677)
GROSS PROFIT	288,259	610,832	785,644	884,404

OTHER INCOME/(EXPENSES)	(86)	16	5,264	30,185

SELLING AND DISTRIBUTION EXPENSES	(104,343)	(240,465)	(327,886)	(466,279)
GENERAL AND ADMINISTRATIVE EXPENSES	(209,265)	(22,518)	(436,634)	(184,566)
PROFIT/(LOSS) FROM OPERATIONS	(25,435)	347,865	26,388	263,744

INTEREST INCOME	108	170	459	312
PROFIT/(LOSS) BEFORE INCOME TAX	(25,327)	348,035	26,847	264,056

INCOME TAXES EXPENSE	1,513	8,435	(2,385)	8,435
PROFIT/(LOSS) AFTER TAXATION	(23,814)	356,470	24,462	272,491
Less: Non-controlling Interest	7,482	3,157	21,745	2,461
PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	(31,296)	353,313	2,717	270,030
Other comprehensive income/(loss):
- Foreign exchange adjustment income	33,670	(37,043)	74,057	(929)
COMPREHENSIVE PROFIT/(LOSS)	2,374	316,270	76,774	269,101

Net loss per share - Basic and diluted	0.00	0.00	0.00	0.00

Weighted average number of common shares outstanding – Basic and diluted	101,700,747	101,487,017	101,700,747	101,487,017

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended November 30, 2022

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of August 31, 2022	101,710,517	101,711	4,178,951	(18,728)	(2,135,486)	43,568	2,170,016
Common Stock issued	-	-	1,410,437	-	-	-	1,410,437
Accumulated other Comprehensive Income	-	-	-	33,670	-	-	33,670
Net (loss)/profit	-	-	-	-	(31,296)	-	(31,296)
Non-controlling interest	-	-	-	-	-	7,482	7,482
Balance as of November 30, 2022	101,710,517	101,711	5,589,388	14,942	(2,166,782)	51,050	3,590,309

For the six months ended November 30, 2022

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock issued	223,500	224	1,557,723	-	-	-	1,557,947
Accumulated other Comprehensive Income	-	-	-	74,057	-	-	74,057
Net (loss)/profit	-	-	-	-	2,717	-	2,717
Non-controlling interest	-	-	-	-	-	21,745	21,745
Balance as of November 30, 2022	101,710,517	101,711	5,589,388	14,942	(2,166,782)	51,050	3,590,309

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 20211

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended November 30, 2021

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of August 31, 2021	101,487,017	101,487	4,031,665	(90,086)	(1,711,329)	(11,357)	2,320,380
Accumulated other Comprehensive Income	-	-	-	(37,043)	-	-	(37,043)
Net (loss)/profit	-	-	-	-	353,313	-	353,313
Non-controlling interest	-	-	-	-	-	3,157	3,157
Balance as of November 30, 2021	101,487,017	101,487	4,031,665	(127,129)	(1,358,016)	(8,200)	2,639,807

For the six months ended November 30, 2021

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2021	101,487,017	101,487	4,031,665	(126,200)	(1,628,046)	-	2,378,906
Accumulated other Comprehensive Income	-	-	-	(929)	-	-	(929)
Net (loss)/profit	-	-	-	-	270,030		270,030
Non-controlling interest	-	-	-	-	-	(8,200)	(8,200)
Balance as of November 30, 2021	101,487,017	101,487	4,031,665	(127,129)	(1,358,016)	(8,200)	2,639,807

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2022 and 2021

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For the six months ended November 30,
	2022	2021
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)	24,462	272,491
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	610	191
Amortization of right-of-use assets	29,777	13,236
Bad debts recovery	-	(155,246)
Amortization of intangible assets	23,408	5,976
Impairment of goodwill	9,133	11,096
Changes in operating assets and liabilities:
Accounts receivables	(5,046)	8,477
Prepayments, deposits and other receivables	(82,722)	127,488
Inventories	216,147	(104,248)
Accounts payable	99,074	(35,190)
Advanced received, accrued liabilities and other payables	(1,118,912)	(368,344)
Operating lease liabilities	(25,340)	13,618

Net cash used in operating activities	(829,409)	(210,455)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,810)	(1,444)
Purchase of intangible assets	(1,404,494)	(50,540)
Acquisition of subsidiary, net of cash acquired	319	-
Net cash used in investing activity	(1,406,985)	(51,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,552,004	-
Advance from /(Repayment to) related party	(21,067)	44,962.00
Advances from directors	53,140	34,988
Net cash provided by financing activities	1,584,077	79,950
Effect of exchange rate changes on cash and cash equivalents	(55,212)	(56,122)
Net change in cash and cash equivalents	(707,529)	(238,611)
Cash and cash equivalents, beginning of year	827,144	340,109
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	119,615	101,498

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2022 and year ended may 31, 2022

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

Effective May 13, 2022, we have appointed Messrs. Tianbing Yang and Rudong Shi as members of our Board of Directors.

On June 14, 2022, CXJ Group Co., Limited (“Company”) completed the issuance and sales of an aggregate of 223,500 shares at a price of $0.66 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Minggang Qian (the “Purchaser”), pursuant to the Subscription Agreement dated as of June 9, 2022 between the Company and the Purchaser. The net proceeds to the Company amounted to $147,510. The $147,510 in proceeds went directly to the Company as working capital.

On 15 July, 2022, Mr. Wenbin Mao, Mr. Baiwan Niu, Mr. Tianbing Yang and Ms. Cuiyao Luo tendered their resignation for personal reasons and resigned as a member of the Board of the Company with effective from 28 July, 2022. The Board accepted the resignation of Mr. Wenbin Mao, Mr. Baiwan Niu, Mr. Tianbing Yang and Ms. Cuiyao Luo , and expressed sincere gratitude for their service term as a member of the Board.

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation (“the Company”) and a subsidiary of CXJ Group Co., Limited and signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) , a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will no longer be the subsidiary of CXJ Group Co., Ltd.

On August 14, 2023, the Board approved the appointment of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2022 and May 31, 2023 (including three quarters’ reports for 2023) with effective immediately.

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of November 30, 2022 and May 31, 2022 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the six months ended November 30, 2022 and 2021 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $23,814 and net profit of $356,470 during the three months ended November 30, 2022 and 2021, respectively. As of November 30, 2022 and May 31, 2022, the Company had an accumulated deficit of $2,166,782 and $2,169,499, respectively. The Company net cash outflow used in operations of $829,409 during the six months ended November 30, 2022.

As of November 30, 2022 and May 31, 2022, the Company had cash and cash equivalents of $119,615 and $827,144, the current liability of $2,048,076 and $3,213,999. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b) Going Concern Uncertainties

The accompanies financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,166,782 and $2,169,499 as of November 30, 2022 and May 31, 2022 respectively. During the period six months ended November 30, 2022 and 2021, the Company generated a net profit of $24,462 and $272,491 respectively. Furthermore, the Company recorded a net cash flows of ($707,529) and ($238,611) as of November 30, 2022 and 2021 respectively.

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

Subsidiaries:	Date of incorporation	Interest %	Place of incorporation	Date of disposal

CXJ Investment Group Company Ltd	2020/2/19	100%	BVI
CXJ (HK) Technology Group Company Ltd	2020/3/11	100%	Hong Kong
CXJ (Shenzhen) Technology Co., Ltd	2020/5/26	100%	PRC
VIE:
New Charlie Technology (Hangzhou) Co., Ltd	2019/3/28	100%	PRC
Xishijie Automobile Industry Ecological Technology Co., Ltd (Formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd.)	2020/10/28	51%	PRC	2023/08/01
Longkou Xianganfu Trading Co., Ltd.	2018/4/23	100%	PRC
Qingdao Hong Run Kuo Yr Network Technology Co., Ltd	2019/8/19	100%	PRC

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

(e) Foreign Currency

The functional currency of the Company, CXJ Group Co., Ltd, CXJ Investment Group Company Ltd and CXJ (HK) Technology Group Company Ltd is US Dollar. The VIE determined their functional currency to be Chinese Renmibi, or RMB based on the criteria of ASC 830, Foreign Currency Matters. The Company uses USD as its reporting currency.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Six months ended
	November 30, 2022	November 30, 2021
Period-end CNY: US$1 exchange rate	7.09	6.36
Period-average CNY: US$1 exchange rate	7.12	6.42

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2022 for smaller reporting companies. The Company has early adopted ASU 2017-04 on June 1, 2020.

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

(o) Sales and Distribution Expense

Selling and distribution expenses amounted to $104,343 and $240,465 for the three months ended November 30, 2022 and 2021 respectively. Selling and distribution expenses are mainly included payroll costs $57,849, travelling expenses $11,364, sale-related consultancy $3,710, exhibition and advertisement expenses $5,255, conference expenses $4,492 and logistics expenses $15,922.

(p) General and Administrative Expenses

General and administrative expenses amounted to $209,265 and $22,518 for the three month ended November 30, 2022 and 2021 respectively. General and administrative expenses consist payroll costs $106,480, rental expenses $8,745, amortization of intangible assets $23,408, consultancy fees $54,568 and travelling expenses $3,742.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended November 30, 2022 and November 30, 2021, respectively:

	For the three months ended November 30, 2022	For the three months ended November 30, 2021
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25%)	(25%)
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and six month ended November 30, 2022 and November 30, 2021, respectively are as follows:

	For the three months ended
	November 30, 2022	November 30, 2021
Current	(1,513)	(8,435)
Deferred	-	-
Income tax expense/(income)	(1,513)	(8,435)

	For the six months ended
	November 30, 2022	November 30, 2021
Current	2,385	(8,435)
Deferred	-	-
Income tax expense/(income)	2,385	(8,435)

There was a tax refund of $1,513 from tax authority in September 2022.

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

On June 14, 2022, CXJ Group Co., Limited (“Company”) completed the issuance and sales of an aggregate of 223,500 shares at a price of $0.66 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Minggang Qian (the “Purchaser”), pursuant to the Subscription Agreement dated as of June 9, 2022 between the Company and the Purchaser. The net proceeds to the Company amounted to $147,510. The $147,510 in proceeds went directly to the Company as working capital.

On November 4, 2022, CXJ (Shenzhen) Technology Co., Ltd acquired 100% equity interest of Longkou Xianganfu Trading Co., Ltd (a Chinese company) from Rudong Shi with a purchase consideration of RMB1. After the acquisition comes into effect, Longkou Xianganfu Trading Co., Lt will share profits and risks and losses in proportion to the equity. Rudong Shi will become the legal representative of Longkou Xianganfu Trading Co., Lt.

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation (“the Company”) and a subsidiary of CXJ Group Co., Limited and signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) , a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will no longer be the subsidiary of CXJ Group Co., Ltd.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of November 30, 2022 and May 31, 2022.

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

On June 14, 2022, CXJ Group Co., Limited (“Company”) completed the issuance and sales of an aggregate of 223,500 shares at a price of $0.66 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Minggang Qian (the “Purchaser”), pursuant to the Subscription Agreement dated as of June 9, 2022 between the Company and the Purchaser. The net proceeds to the Company amounted to $147,510. The $147,510 in proceeds went directly to the Company as working capital.

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended November 30, 2022 and 2021, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months and six months ended November 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For the three months ended November 30,		For the three months ended November 30,
	2022	2021	2022	2021
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	37,486	-	16%	-
Hubei Shenyuyuan Chemistry Co., Ltd	58,497	-	24%	-
Hebei Gaoyan New Technology Co., Ltd	46,619	-	19%	-
Hubei Shuqi New Technology Co., Ltd	50,140	-	21%	-
Nanjing Western Oil Co., Ltd	-	-	-	-
Linyi Niubang International Trading Co., Ltd	-	48,281	-	22%
Wuxi Anruichi Technology Co., Ltd	943	13,082	0.4%	6%
Guangzhou Kashide Car Accessories Co., Ltd	8,733	10,240	4%	5%
Total	202,418	71,603	84%	33%

	For the six months ended November 30,		For the six months ended November 30,
	2022	2021	2022	2021
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	261,965	-	36%	-
Hubei Shenyuyuan Chemistry Co., Ltd	58,497	-	8%	-
Hebei Gaoyan New Technology Co., Ltd	46,619	-	6%	-
Hubei Shuqi New Technology Co., Ltd	50,140	-	7%	-
Nanjing Western Oil Co., Ltd	111,401	-	15%	-
Linyi Niubang International Trading Co., Ltd	23,460	201,065	3%	46%
Wuxi Anruichi Technology Co., Ltd	9,202	51,782	1%	12%
Guangzhou Kashide Car Accessories Co., Ltd	99,042	34,041	14%	8%
Total	660,326	286,888	91%	66%

Accounts payable for major suppliers are $301,291 as at November 30, 2022.

Note 7. Account Receivables, Net

As of November 30, 2022 and May 31, 2022. our account receivables are $61,628 and $60,122, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at November 30, 2022 and May 31, 2022:

	November 30, 2022	May 31, 2022
	(unaudited)	(audited)
	$	$
Prepayments	344,359	186,753
Deposits paid	18,269	11,923
Other receivables	34,274	135,586
Total	396,902	334,262

Other Receivables

Description	Amount ($)	Remark
Staff advances	28,350	For business conference and function, travelling expenses and office expenses.
Short term borrowing to third party	5,924	Repayment $5,924 in December 2022
Total	34,274

As of November 30, 2022, the prepayment balance $344,359 represented the prepayment of sales-related consultancy fee, goods and parts purchases. The deposit balance $18,269 is the rental deposit of office and warehouse. Other receivable balance $34,274 represented staff advances $28,350 for company business conference and functions and short term borrowing to third party $5,924.

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

As of
November 30, 2022
(unaudited)
$
Property, Plant and Equipment	1,845
Less: Accumulated Depreciation as of May 31, 2022	(400)
Net book value of Property, Plant and Equipment as of May 31, 2022	1,445
Add: New puchase of fixed assets	2,904
Less: Accumulated Depreciation as of August 31, 2022	(272)
Less: Foreign translation difference	(40)
Net book value of Property, Plant and Equipment as of August 31, 2022	4,037
Less: Accumulated Depreciation as of November 30, 2022	(353)
Less: Foreign translation difference	(115)
Net book value of Property, Plant and Equipment as of November 30, 2022	3,569

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

As of
November 30, 2022
(unaudited)
$
Software	43,030
Add: Capitalization of software	23,129
Total software	66,159
Less: Software written off on May 31, 2020	(29,984)
Less: Software written off on May 31, 2021	(11,456)
Less: Software written off on May 31, 2022	(23,992)
Less: Foreign translation difference	(727)
Balance as at May 31, 2022	-
Add：Purchased patents and copyrights	1,410,437
Amortization for the period ended November 30, 2022	(23,408)
Less: Foreign translation difference	(99)
Balance as at November 30, 2022	1,386,930

The intangible assets consist of costs occurred to develop the software and purchase costs of copyrights for business operations The in house developed software are written off during the year occurred, and the purchase copyrights are amortization over its estimated useful life. During the year, Lixin Cai increased the share capital of CXJHZ to $1,410,437 (or RMB10,000,000) by capitalized of purchased copyrights. Amortization of $23,408 is provided during the period ended November 30, 2022.

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

The purchase price was allocated on the acquisition date of CXJHZ as follows:

As of May 28, 2020
$
Cash at banks and in hand	15,588
Trade receivables	70,423
Inventory on hand	124,658
Prepayments, other receivables and deposits	2,517,125
Due from a related party	1,282
Due to directors	119,405
Due from a shareholder	51,599
Operating lease right-of-use assets	189,604
Total assets	3,089,684

$
Account Payable	(156,955)
Advanced Receipts	(368,777)
Accrued liabilities, other payable and deposits received	(3,007,879)
Due to a related company	(2,000)
Due to related parties	(29,932)
Due to directors	(42)
Operating lease liabilities, net of current portion	(80,882)
Operating lease liabilities, non current portion	(111,779)
Total liabilities	(3,758,246)

Net tangible liabilities	(668,562)
Goodwill	4,763,015
Total purchase price	4,094,453

$
Consideration in form of shares	4,094,453
Total consideration	4,094,453

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

Note 12. Account Payable

Accounts payable consists of the following:

As of
	November 30, 2022	May 31, 2022
	(unaudited)	(audited)
	$	$
Accounts Payable	301,291	214,504

The account payable balance of $301,291 includes payable to vendors for motor oil and auto parts. It is expected to be paid in the end of 2023.

Note 13. Advanced Received, Accrued Expenses and Other Payable

	As of
	November 30, 2022	May 31, 2022	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advanced Received	1,129,953	2,488,447	(1,358,494)
Accrued Expenses	183,303	116,590	66,713
Deposit Received	64,880	68,966	(4,086)
Other Payable	100,886	90,503	10,383
Total	1,479,022	2,764,506	(1,285,484)

Advanced received balance $1,129,953 consists of advances from customer for brand name management fees and providing of goods and services, Accrued expenses balance $183,303 consists payroll related costs, audit fee and VAT payable. Deposit received balance $64,880 is the warranty for usage of brand name. Other payable balance $100,886 consists of $84,626 is the provision for business dispute with a customer in the year 2020.

As of November 30, 2022 and May 31, 2022, the advanced received, accrued expenses and other payable balances are $1,479,022 and $2,764,506 respectively, as compared that is an decrease of $1,285,484. The decrement is mainly due to decrease in advanced received $1,358,494 for brand name management fees and goods, deposit received $4,086 for warranty for usage of brand name, offset increase in accrued expenses $66,713 for VAT payable, payroll related costs and other payable $10,383.

Advanced Received

Description	Amount ($)	Remark
Brand name management fees	898,285	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	231,668	Delivery the goods and services as requested by customers.
Total	1,129,953

Advanced received $1,129,953 include prepayment for brand name management fees from customers $898,285 and goods from customers $231,668.

Note 14. Related Party Transaction

Amounts due to related parties as of November 30, 2022 and May 31, 2021 (as restated) are as follows:

Amounts due to related parties		As of
	Relationship with the Company	November 30, 2022	May 31, 2022
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO	211,631	158,384
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by significant Shareholders.	-	22,489
Rudong Shi	Director & GM of Subsidiary	9,732	-
Total		221,363	180,873

As of November 30, 2022 Cuiyao Luo advanced $211,631 and Rudong Shi advance $9,732 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 15. Lease Right-Of-Use Asset and Lease Liabilities

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

The initial recognition of operating lease right and lease liability as follow:

$
Gross lease payable	259,257
Less: imputed interest	(17,112)
Initial recognition as of June 1, 2019	242,145
As of May 31, 2022 operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	242,145
Amortization for the year ended May 31, 2020	(53,139)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020 - Office	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(125,171)
Amortization for the year ended May 31, 2021	(65,537)
Balance as of May 31, 2021	87,566
Add: New office lease on June 30, 2021 -Warehouse	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(17,296)
Amortization for the year ended May 31,2022	(48,700)
Foreign exchange translation	(1,176)
Balance as of May 31, 2022	78,586
Add: New office lease	9,749
Amortization for the period ended August 31,2022	(15,883)
Foreign exchange translation	(2,163)
Balance as of August 31, 2022	70,289
Amortization for the period ended November 30,2022	(14,741)
Foreign exchange translation	(2,044)
Balance as of November 30, 2022	53,504

As of November 30, 2022, Operating lease liability as follow:

$
Initial recognition as of June 1, 2019	242,145
Less: gross repayment for the year ended May 31, 2020	(60,129)
Add: imputed interest for the year ended May 31, 2020	10,645
Balance as of May 31, 2020	192,661
Add: New office lease on November 30, 2020	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(115,256)
Less: gross repayment for the year ended May 31, 2021	(72,094)
Add: imputed interest for the year ended May 31, 2021	(2,558)
Balance as of May 31, 2021	88,286
Add: New warehouse lease on June 2021	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(14,693)
Less: gross repayment for the year ended May 31, 2022	(52,978)
Add: imputed interest for the year ended May 31, 2021	(3,148)
Balance as of May 31, 2022	75,659
Add: New office lease	9,749
Less: gross repayment for the period ended August 31, 2022	(16,847)
Less: imputed interest for the period ended August 31, 2022	(1,846)
Balance as of August 31, 2022	66,715
Less: gross repayment for the period ended November 30, 2022	(15,456)
Less: imputed interest for the period ended November 30, 2022	3,946
Balance as of November 30, 2022	55,205

For the three month ended November 30, 2022 and November 30, 2021, the amortization of the operating lease right of use assets are $14,741and $13,236 respectively.

Maturities of operating lease obligation as follow:

Year Ending	Operating Lease $
May 31, 2023	46,400
May 31, 2024	8,805
Total	55,205

Other information:

For the three months ended November 30, 2022
$

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	14,740
Right-of-use assets obtained in exchange for operating lease liabilities	22,122
Remaining lease term for operating lease (years)	1.28
Weighted average discount rate for operating lease	4.75%

Note 16: Contingent Liabilities

A provision of $84,626 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 17: Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 18: Significant event

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended November 30, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the period ended November 30, 2022 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended November 30,		Quarter to Quarter Comparison
	2022	2021	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	529,818	828,272	(298,454)
Cost of Revenue	(241,559)	(217,440)	(24,119)
Gross Profit	288,259	610,832	(322,573)
Other Income	(86)	16	(102)
Selling and Distribution Expenses	(104,343)	(240,465)	136,122
General and Administrative Expenses	(209,265)	(22,518)	(186,747)
Profit/(Loss) from Operation	(25,435)	347,865	(373,300)
Interest Income/(Expense)	108	170	(62)
Profit/(Loss) before Income Taxes	(25,327)	348,035	(373,362)
Income Taxes	1,513	8,435.00	(6,922)
Net Profit/(Loss) before Non-controlling Interest	(23,814)	356,470	(380,284)
Non-controlling Interest	7,482	3,157	4,325
Profit/(Loss) Attributable to Shareholders	(31,296)	353,313	(384,609)

Revenues

For the three month period ended November 30, 2022, we generated total revenue of $529,818 that included brand name administrative fee $186,465, motor oil and auto parts $129,839, automobile exhaust cleaners $212,801 and others $713.

	For the Three Months Ended November 30,
	2022	% of Net	2021	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	186,465	35.2%	465,782	56.2%	(279,317)
Motor oil and auto parts	129,839	24.5%	308,545	37.3%	(178,706)
Automobile exhaust cleaners	212,801	40.2%	-	-	212,801
Others	713	0.1%	53,945	6.5%	(53,232)
Total	529,818	100%	828,272	100%	(298,454)

Total revenues for three months ended November 30, 2022 were $529,818 compared to $828,272 for the three months ended November 30, 2021, which decreased by $298,454, mainly due to the decrease of brand name administrative fee $279,317, sales of motor oil and auto parts $178,706 and others $53,232, and offset increase of automobile exhaust cleaners $212,801.

The Company are engaging in trading of auto parts, motor oil and automobile exhaust cleaners to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of Auto Parts, Motor Oil and Automobile Exhaust Cleaners

The Company received the purchase order from their third-party agents, the selling price is based on the purchase price plus on a certain margin. Revenues related to sales of auto parts, motor oil and automobile exhaust cleaners are recognized in the consolidated statements of operations and comprehensive income/(loss) at the time when the goods are delivered and the ownership transfer to the third-party agents.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended November 30, 2022 compared to three months ended November 30, 2021 as below:

	For the Three Months Ended November 30,
	2022	2021	Change
	$	$	$
Motor oil and auto parts	85,509	212,014	(126,505)
Automobile Exhaust Cleaners	155,256	-	155,256
Others	794	5,426	(4,632)
Total	241,559	217,440	24,119

Cost of revenue for the three months ended November 30, 2022 were $241,559 compared to $217,440 as of ended November 30, 2021, an increase of $24,119 is mainly due to the increased of sales of automobile exhaust cleaners $155,256, and offset decrease in motor oil and auto parts $126,505 others products $4,632.

Gross Profit

Gross profit for the three months ended November 30, 2022 were $228,259 compared to $610,832 as of November 30, 2021, an decrement of $322,573 is mainly due to the decrease of brand name administrative fee $279,317.

Selling and Distribution Expenses

Selling and Distribution expenses include salary, sales-related consultancy fee, travelling expenses, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended November 30, 2022 compared to three months ended November 30, 2021 as below:

	For the Three Months Ended		For the Three Months Ended
	November 30, 2022	% of Net	November 30, 2021	% of Net
	$	Sales	$	Sales
Selling and Distribution Expenses	104,343	19.7%	240,465	29%

Sales and marketing expenses for the three months ended November 30, 2022 were $104,343 compared to $240,465 as of November 30, 2021, a decrease of $136,122 is due to decrease in sales related consultancy fees $86,936, payroll costs $31,029, transportation expenses $10,602 and entertainment expenses $5,420.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, facility cost, rental fee and other related expenses.

For three months ended November 30, 2022 compared to three months ended November 30, 2021 as below:

	For the Three Months Ended		For the Three Months Ended
	November 30, 2021	% of Net	November 30, 2020	% of Net
	$	Sales	$	Sales
General and Administrative Expenses	207,860	39.2%	22,518	2.7%

G&A expenses for the three months ended November 30, 2022 were $207,860 compared to $22,518 as of November 30, 2021. a increase of $186,747 was primarily due to the bad debts recovery of $155,246 as of November 2021.

Taxation

We recorded ($1,513) and ($8,435) in income tax expenses for the period ended November 30, 2022 and November 30, 2021, respectively. Received a corporation tax refund $1,513 from tax authority in November 2022.

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

Net Loss

Net loss for the three months ended November 30, 2022 is $23,814 compared to net profit $356,470 as of November 30, 2021, a decrease of profit $380,284 is due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Six Months Ended November 30,		Quarter to
	2022	2021	Quater Comparison
	$	$	$
Cash Flows (used in)/provided by operating activities	(828,355)	(210,455)	(617,900)
Cash Flows used in investing activities	(1,406,985)	(51,984)	(1,355,001)
Cash Flows provided by financing activities.	1,584,077	79,950	1,504,127
Effects on change in foreign exchange rate	(56,266)	(56,122)	(144)
Net Change in cash during period	(707,529)	(238,611)	(468,918)

Operating Activities

Cash flow used in operating activities for the six months ended November 30, 2022 is $828,355 as compared to the amount of $210,455 used in operating activities for the three months ended November 30, 2021, reflecting an decrease of cash flow $617,900. The decrease in net cash flow is mainly due to decrease net profit by $248,028, cash flow of advanced, accrued liabilities and other payable $750,568, prepayment, deposit and other receivables $210,210, and offset net cash generated inventory $320,395, accounts payable $134,264 and bad debts recovery $155,246.

Investing Activities

Cash flow used in investing activities is $1,406,985 for the six months ended November 30, 2022, as compared to $51,984 for the six months ended November 30, 2021, reflecting an decrease of cash flow $1,355,001. The decrease in cash flow is due to Mr. Lixin Cai increased the share capital of CXJHZ to $1,410,437 (or RMB10,000,000) by capitalized of purchased copyrights.

Financing Activities

Cash flow provided by financing activities is $1,584,077 for the six months ended November 30, 2022, compared to $79,950 for the six months ended November 30, 2021, reflecting a increase of $1,540,127. The increase in net cash provided by financing activities was mainly due to proceeds from share issuance $1,552,004, advance from directors $1,8152 and offset repayment to related party $66,029.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of November 30, 2022 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	55,205	46,400	8,805	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of November 30, 2022.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were effective and no material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits

Exhibit No.	Description
10.1	Equity Transfer Agreement, dated October 25, 2022, among Mr. Rudong Shi and CXJ (Shenzhen) Technology Co., Ltd agreed to acquire 100% equity interest of Longkou Xianganfu Trading Co., Ltd.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

Date: February 5, 2024

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: February 5, 2024

