Form 10-Q
period 2023-02-28
CXJ GROUP CO., Ltd
filed 2024-02-08
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2024
Common Stock, $.001 par value	101,710,517

CXJ GROUP CO., LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of February 28, 2023 (unaudited) and May 31, 2022 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended February 28, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months and Nine Month Ended February 28, 2023 and 2022 (unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2023 and 2022 (unaudited)	8
	Notes to the Consolidated Financial Statements	9-28
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4.	Controls and Procedures	34

PART II	OTHER INFORMATION	35

ITEM 1.	Legal Proceedings	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Mine Safety Disclosures	35
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	35
Signatures		36

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2023 and May 31, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	February 28, 2023	May 31, 2022
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	62,025	827,144
Accounts receivable	62,959	60,122
Prepayments, deposits and other receivables	396,467	334,262
Inventories	181,428	434,215
Total Current Assets	702,879	1,655,743

NON-CURRENT ASSETS
Property, plant and equipment, net	3,284	1,445
Intangible assets	1,380,884	-
Goodwill	3,433,611	3,433,611
Operating lease right-of-use assets	50,001	78,586
Total Non-current Assets	4,867,780	3,513,642

TOTAL ASSETS	5,570,659	5,169,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	266,036	214,504
Advanced received, accrued expenses and other payables	1,543,018	2,764,506
Due to related party	5,764	22,489
Amount due to directors	243,574	158,384
Operating lease liabilities, net of current portion	42,054	54,116
Total Current Liabilities	2,100,446	3,213,999

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	8,937	21,543

TOTAL LIABILITIES	2,109,383	3,235,542

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,487,017 shares issued and outstanding as of February 28, 2023 and May 31, 2022 respectively	101,711	101,487
Additional paid-in capital	5,619,873	4,031,665
Accumulated other comprehensive income (loss)	(8,491)	(59,115)
Accumulated deficit	(2,293,892)	(2,169,499)
Total CXJ Group Stockholders’ Equity	3,419,201	1,904,538
Non-controlling interest	42,075	29,305
TOTAL STOCKHOLDERS’ EQUITY	3,461,276	1,933,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,570,659	5,169,385

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2023

and FEBRUARY 28, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For the three months ended February 28,		For the nine months ended February 28,
	2023	2022	2023	2022
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$
REVENUE
- Non-related party	191,637	638,316	1,703,552	1,960,397

COST OF REVENUE	(42,541)	(129,328)	(768,812)	(567,005)
GROSS PROFIT	149,096	508,988	934,740	1,393,392

OTHER INCOME/(EXPENSES)	6,243	1,345	11,507	31,530

SELLING AND DISTRIBUTION EXPENSES	(125,193)	(130,005)	(453,079)	(596,284)
GENERAL AND ADMINISTRATIVE EXPENSES	(165,019)	(221,972)	(601,653)	(406,538)
PROFIT/(LOSS) FROM OPERATIONS	(134,873)	158,356	(108,485)	422,100

INTEREST INCOME	40	79	499	391
PROFIT/(LOSS) BEFORE INCOME TAX	(134,833)	158,435	(107,986)	422,491

INCOME TAXES EXPENSE	(1,252)	(1,714)	(3,637)	6,721
PROFIT/(LOSS) AFTER TAXATION	(136,085)	156,721	(111,623)	429,212
Less: Non-controlling Interest	(8,975)	2,810	12,770	5,271
PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	(127,110)	153,911	(124,393)	423,941
Other comprehensive income/(loss):
- Foreign exchange adjustment income	(23,433)	(16,874)	50,624	(17,803)
COMPREHENSIVE PROFIT/(LOSS)	(150,543)	137,037	(73,769)	406,138

Net loss per share - Basic and diluted	(0.00)	0.00	0.00	0.00

Weighted average number of common shares outstanding – Basic and diluted	101,703,968	101,487,017	101,703,968	101,487,017

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended February 28, 2023

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of November 30, 2022	101,710,517	101,711	5,589,388	14,942	(2,166,782)	51,050	3,590,309
Common Stock issued	-	-	-	-	-	-	0
Accumulated other Comprehensive Income	-	-	30,485	(23,433)	-	-	7,052
Net (loss)/profit	-	-	-	-	(127,110)	-	(127,110)
Non-controlling interest	-	-	-	-	-	(8,975)	(8,975)
Balance as of February 28, 2023	101,710,517	101,711	5,619,873	(8,491)	(2,293,892)	42,075	3,461,276

For the nine months ended February 28, 2023

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock issued	223,500	224	1,557,723	-	-	-	1,557,947
Accumulated other Comprehensive Income	-	-	30,485	50,624	-	-	81,109
Net (loss)/profit	-	-	-	-	(124,393)	-	(124,393)
Non-controlling interest	-	-	-	-	-	12,770	12,770
Balance as of February 28, 2023	101,710,517	101,711	5,619,873	(8,491)	(2,293,892)	42,075	3,461,276

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended February 28, 2022

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of November 30, 2021	101,487,017	101,487	4,031,665	(127,129)	(1,358,016)	(8,200)	2,639,807
Accumulated other Comprehensive Income	-	-	-	(16,874)	-	-	(16,874)
Net (loss)/profit	-	-	-	-	153,911	-	153,911
Non-controlling interest	-	-	-	-	-	2,810	2,810
Balance as of February 28, 2022	101,487,017	101,487	4,031,665	(144,003)	(1,204,105)	(5,390)	2,779,654

For the nine months ended February 28, 2022

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2021	101,487,017	101,487	4,031,665	(126,200)	(1,628,046)	-	2,378,906
Accumulated other Comprehensive Income	-	-	-	(17,803)	-	-	(17,803)
Net (loss)/profit	-	-	-	-	423,941		423,941
Non-controlling interest	-	-	-	-	-	(5,390)	(5,390)
Balance as of February 28, 2022	101,487,017	101,487	4,031,665	(144,003)	(1,204,105)	(5,390)	2,779,654

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2023 and 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For the nine months ended February 28,
	2023	2022
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)	(111,623)	429,212
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	998	307
Amortization of right-of-use assets	47,208	42,120
Bad debts recovery	-	(155,246)
Amortization of intangible assets	60,650	98,595
Impairment of goodwill	9,133	11,096
Others		(23,520)
Changes in operating assets and liabilities:
Accounts receivables	(5,229)	8,477
Prepayments, deposits and other receivables	(74,457)	100,092
Inventories	238,297	(94,339)
Accounts payable	60,486	(63,152)
Advanced received, accrued liabilities and other payables	(1,127,044)	(548,320)
Operating lease liabilities	(43,367)	41,608

Net cash used in operating activities	(944,948)	(153,070)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,912)	(1,455)
Purchase of intangible assets	(1,455,604)	(103,287)
Acquisition of subsidiary, net of cash acquired	319	-
Net cash used in investing activity	(1,458,197)	(104,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,603,114	-
Advance from /(Repayment to) related party	(16,012)	44,962
Advances from directors	75,583	34,988
Net cash provided by financing activities	1,662,685	79,950
Effect of exchange rate changes on cash and cash equivalents	(24,659)	(106,544)
Net change in cash and cash equivalents	(765,119)	(284,406)
Cash and cash equivalents, beginning of year	827,144	340,109
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	62,025	55,703

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2023 and year ended may 31, 2022

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

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation (“the Company”) and a subsidiary of CXJ Group Co., Limited and signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) , a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will longer the subsidiary of CXJ Group Co., Ltd.

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of February 28, 2023 and May 31, 2022 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the nine months ended February 28, 2023 and 2022 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $136,085 and net profit of $156,721 during the three months ended February 28, 2023 and 2022, respectively. As of February 28, 2023 and May 31, 2022, the Company had an accumulated deficit of $2,293,892 and $2,169,499, respectively. The Company net cash outflow used in operations of $944,948 during the nine months ended February 28, 2023.

As of February 28, 2023 and May 31, 2022, the Company had cash and cash equivalents of $62,025 and $827,144 the current liability of $2,100,446 and $3,213,999. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is depend upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b) Going Concern Uncertainties

The accompanies financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,293,892 and $2,169,499 as of February 28, 2023 and May 31, 2022 respectively. During the period nine months ended February 28, 2023 and 2022, the Company generated a net loss of $111,623 and net profit of $429,212 respectively. Furthermore, the Company recorded a net cash flows of ($765,119) and ($284,406) as of February 28, 2023 and 2022 respectively.

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

Subsidiaries:	Date of incorporation	Interest %	Place of incorporation	Date of disposal

CXJ Investment Group Company Ltd	2020/2/19	100%	BVI
CXJ (HK) Technology Group Company Ltd	2020/3/11	100%	Hong Kong
CXJ (Shenzhen) Technology Co., Ltd	2020/5/26	100%	PRC
VIE:
New Charlie Technology (Hangzhou) Co., Ltd	2019/3/28	100%	PRC
Xishijie Automobile Industry Ecological Technology Co., Ltd (Formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd.)	2020/10/28	51%	PRC	2023/8/01
Longkou Xianganfu Trading Co., Ltd.	2018/4/23	100%	PRC
Qingdao Hong Run Kuo Yr Network Technology Co., Ltd	2019/8/19	100%	PRC

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Six months ended
	February 28, 2023	February 28, 2022
Period-end CNY: US$1 exchange rate	6.94	6.31
Period-average CNY: US$1 exchange rate	6.87	6.36

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

(j) Intangible Assets, Net

The Company’s intangible assets with definite useful lives primarily consist of software, copyrights, non-patent technology and land use right. The Company typically amortizes its purchased software, copyrights, non-patent technology and land used right with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful Lives. The Company’s policy is 100% written off the in-house developed software during the year occurred.

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government for a specified period of time. The Company amortizes its land use rights using the straight-line method over the periods the rights are granted.

The estimated useful lives of purchased software and copyrights are as follow:

Purchased software and copyrights	10 years

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

(0)	Sales and Distribution Expense

Selling and distribution expenses amounted to $125,195 and $130,005 for the three months ended February 28, 2023 and 2022 respectively. Selling and distribution expenses are mainly included salary $58,470, commission fee $46,097 and travelling expenses $8,360.

(p)	General and Administrative Expenses

General and administrative expenses amounted to $165,019 and $221,972 for the three month ended February 28, 2023 and 2022 respectively. General and administrative expenses consist payroll costs $65,413, amortization of intangible assets $36,390, rental expenses $21,848, write off software development cost $19,090 and consultancy fees $6,981.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended February 28, 2023 and February 28, 2022, respectively:

	For the three months ended February 28, 2023	For the three months ended February 28, 2022
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and nine months ended February 28, 2023 and February 28, 2022 respectively are as follows:

	For the three months ended
	February 28, 2023	February 28, 2022
Current	1,252	1,714
Deferred	-	-
Income tax expense/(income)	1,252	1,714

	For the nine months ended
	February 28, 2023	February 28, 2022
Current	3,637	(6,721)
Deferred	-	-
Income tax expense/(income)	3,637	(6,721)

(t)	Employee Benefit Expenses

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

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation (“the Company”) and a subsidiary of CXJ Group Co., Limited and signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) , a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will longer the subsidiary of CXJ Group Co., Ltd.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of February 28, 2023 and May 31, 2022.

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

For the three months ended February 28, 2023 and 2022, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b)	Major Suppliers

For the three months and nine months ended February 28, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For the three months ended February 28,		For the three months ended February 28,
	2023	2022	2023	2022
	$	$	%	%
Hubei Shuqi New Technology Co., Ltd	12,373	-	29%	-
Yantai Yuandong Precise Chemical Co., Ltd	14,847	-	35%	-
Nanjing Western Oil Co., Ltd	-	29,560	-	23%
Linyi Niubang International Trading Co., Ltd	-	58,875	-	46%
Total	27,220	88,435	64%	68%

	For the nine months ended February 28,		For the nine months ended February 28,
	2023	2022	2023	2022
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	261,965	-	34%	-
Hubei Shenyuyuan Chemistry Co., Ltd	58,497	-	8%	-
Hebei Gaoyan New Technology Co., Ltd	46,619	-	6%	-
Hubei Shuqi New Technology Co., Ltd	62,513	-	8%	-
Nanjing Western Oil Co., Ltd	111,401	29,560	14%	5%
Linyi Niubang International Trading Co., Ltd	23,460	259,940	3%	46%
Guangzhou Kashide Car Accessories Co., Ltd	99,339	34,041	13%	6%
Total	663,794	323,541	86%	57%

Accounts payable for major suppliers are $225,611 at February 28, 2023.

Note 7. Account Receivables, Net

As of February 28, 2023 and May 31, 2022. our account receivables are $62,959 and $60,122, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at February 28, 2023 and May 31, 2022:

	As of
	February 28, 2023	May 31, 2022
	(unaudited)	(audited)
	$	$
Prepayments	358,576	186,753
Deposits paid	22,368	11,923
Other receivables	15,523	135,586
Total	396,467	334,262

Other Receivables

Description	Amount ($)	Remark
Staff Advances	15,523	For business conference and function, travelling expenses and office expenses.

As of February 28, 2023, the prepayment balance $358,428 represented the goods and parts purchases. The deposit balance $22,368 is the rental deposit of office and warehouse. Other receivable balance $15,523 represented staff advance for company business conference and functions, travelling expenses and office expenses.

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

As of
February 28, 2023
(unaudited)
$
Property, Plant and Equipment	1,845
Less: Accumulated Depreciation as of May 31, 2022	(400)
Net book value of Property, Plant and Equipment as of May 31, 2022	1,445
Add: New puchase of fixed assets	2,904
Less: Accumulated Depreciation as of August 31, 2022	(272)
Less: Foreign translation difference	(40)
Net book value of Property, Plant and Equipment as of August 31, 2022	4,037
Less: Accumulated Depreciation as of November 30, 2022	(353)
Less: Foreign translation difference	(115)
Net book value of Property, Plant and Equipment as of November 30, 2022	3,569
Less: Accumulated Depreciation as of February 28, 2023	(366)
Less: Foreign translation difference	81
Net book value of Property, Plant and Equipment as of February 28, 2023	3,284

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

As of
February 28, 2023
(unaudited)
$
Software	43,030
Add: Capitalization of software	23,129
Total software	66,159
Less: Software written off on May 31, 2020	(29,984)
Less: Software written off on May 31, 2021	(11,456)
Less: Software written off on May 31, 2022	(23,992)
Less: Foreign translation difference	(727)
Balance as at May 31, 2022	-
Add：Purchased patents and copyrights	1,410,437
Amortization for the period ended November 30, 2022	(23,408)
Less: Foreign translation difference	(99)
Balance as at November 30, 2022	1,386,930
Amortization for the period ended February 28, 2023	(36,390)
Less: Foreign translation difference	30,344
Balance as at February 28, 2023	1,380,884

The intangible assets consist of costs occurred to develop the software and purchase costs of copyrights for business operations The in house developed software are written off during the year occurred, and the purchase copyrights are amortization over its estimated useful life. During the year, Lixin Cai increased the share capital of CXJHZ to $1,410,437 (or RMB10,000,000) by capitalized of purchased copyrights. Amortization of $36,390 is provided during the period ended February 28, 2023.

Note 11. Business Combination and Goodwill

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

Note 12. Account Payable

Accounts payable consists of the following:

As of
	February 28, 2023	May 31, 2022
	(unaudited)	(audited)
	$	$
Account Payable	266,036	214,504

The account payable balance of $266,036 includes payable to vendors for motor oil and auto parts. It was expected to be paid in the end of May 31, 2023.

Note 13. Advanced Received, Accrued Expenses and Other Payable

	As of
	February 28, 2023	May 31, 2022	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advanced Received	1,109,502	2,488,447	(1,378,945)
Accrued Expenses	251,042	116,590	134,452
Deposit Received	84,694	68,966	15,728
Other Payable	97,780	90,503	7,277
Total	1,543,018	2,764,506	(1,221,488)

Advanced received balance $1,109,502 consists of advances from customer for brand name management fees and providing of goods and services, Accrued expenses balance $251,042 consists payroll related costs, audit fee and VAT payable. Deposit received balance $84,694 is the warranty for usage of brand name. Other payable balance $97,780 consists of $86,455 is the provision for business dispute with a customer in the year 2020.

As of February 28, 2023 and May 31, 2022, the advanced received, accrued expenses and other payable balances are $1,543,018 and $2,764,506 respectively, as compared that is an decrease of $1,221,488. The decrement is mainly due to decrease in advanced received $1,378,945 for brand name management fees and goods, offset increase of accrued expenses $134,452, deposit received $15,728 for warranty for usage of brand name and other payable $7,277.

Advanced Received

Description	Amount ($)	Remark
Brand name management fees	837,496	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	272,006	Delivery the goods and services as requested by customers.
Total	1,109,502

Advanced received $1,000,592 include advance from brand name management fees from customers $837,496 and prepayment of goods and services from customers $272,006.

Note 14. Related Party Transaction

(a) Related party list

Names of related parties	Relationship with the Company
New Charles Technology Group Limited	Company controlled by the director
Lixin Cai	Director
Cuiyao Luo	Director
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Directors

The Company had the following related party balances and transactions as of and for the nine months ended February 28, 2023 and the year ended May 31, 2022. All related parties are controlled by either the founder or the directors of the Company and are providing professional services for the Company to facilitate its operation of the Company. These advanced balances are short-term in nature, bearing no interest, and due on demand.

Amounts due to related parties		As of
	Relationship with the Company	February 28, 2023	May 31, 2022
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO	233,631	158,384
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Directors	5,764	22,489
Rudong Shi	Director & GM of Subsidiary	9,943	-
Total		249,338	180,873

As of February 28, 2023 Cuiyao Luo advanced $233,631 and Rudong Shi advance $9,943 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

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

The initial recognition of operating lease right and lease liability as follow:

$
Gross lease payable	259,257
Less: imputed interest	(17,112)
Initial recognition as of June 1, 2019	242,145
As of May 31, 2022 operating lease right of use asset as follow:
Initial recognition as of June 1, 2019	242,145
Amortization for the year ended May 31, 2020	(53,139)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020 - Office	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(125,171)
Amortization for the year ended May 31, 2021	(65,537)
Balance as of May 31, 2021	87,566
Add: New office lease on June 30, 2021 -Warehouse	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(17,296)
Amortization for the year ended May 31,2022	(48,700)
Foreign exchange translation	(1,176)
Balance as of May 31, 2022	78,586
Add: New office lease	9,749
Amortization for the period ended August 31,2022	(15,883)
Foreign exchange translation	(2,163)
Balance as of August 31, 2022	70,289
Amortization for the period ended November 30,2022	(14,741)
Foreign exchange translation	(2,044)
Balance as of November 30, 2022	53,504
Add: New office lease	11,525
Amortization for the period ended February 28, 2023	(16,348)
Foreign exchange translation	1,320
Balance as of February 28, 2023	50,001

As of February 28, 2023, Operating lease liability as follow:
$
Initial recognition as of June 1, 2019	242,145
Less: gross repayment for the year ended May 31, 2020	(60,129)
Add: imputed interest for the year ended May 31, 2020	10,645
Balance as of May 31, 2020	192,661
Add: New office lease on November 30, 2020	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(115,256)
Less: gross repayment for the year ended May 31, 2021	(72,094)
Add: imputed interest for the year ended May 31, 2021	(2,558)
Balance as of May 31, 2021	88,286
Add: New warehouse lease on June 2021	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(14,693)
Less: gross repayment for the year ended May 31, 2022	(52,978)
Add: imputed interest for the year ended May 31, 2021	(3,148)
Balance as of May 31, 2022	75,659
Add: New office lease	9,749
Less: gross repayment for the period ended August 31, 2022	(16,847)
Less: imputed interest for the period ended August 31, 2022	(1,846)
Balance as of August 31, 2022	66,715
Less: gross repayment for the period ended November 30, 2022	(15,456)
Less: imputed interest for the period ended November 30, 2022	3,946
Balance as of November 30, 2022	55,205
Add: New office lease	11,525
Less: gross repayment for the period ended February 28, 2023	(17,037)
Add: imputed interest for the period ended February 28, 2023	1,298
Balance as of February 28, 2023	50,991

For the three month ended February 28, 2023 and February 28, 2021, the amortization of the operating lease right of use assets are $16,348 and $13,500 respectively.

Maturities of operating lease obligation as follow:

Year Ending	Operating Lease $
May 31, 2023	42,054
May 31, 2024	8,937
Total	50,991

Other information:

For the three months ended February 28, 2023 $

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	16,348
Right-of-use assets obtained in exchange for operating lease liabilities	17,105
Remaining lease term for operating lease (years)	0.96
Weighted average discount rate for operating lease	4.75%

Note 16. Contingent Liabilities

A provision of $86,455 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 17. Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 18: Significant event

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended February 28, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the period ended February 28, 2023 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended February 28,		Quarter to Quarter Comparison Increase/
	2023	2022	(Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	191,637	638,316	(446,679)
Cost of Revenue	(42,541)	(129,328)	86,787
Gross Profit	149,096	508,988	(359,892)
Other Income	6,243	1,345	4,898
Selling and Distribution Expenses	(125,193)	(130,005)	4,812
General and Administrative Expenses	(165,019)	(221,972)	56,953
Profit/(Loss) from Operation	(134,873)	158,356	(293,229)
Interest Income/(Expense)	40	79	(39)
Profit/(Loss) before Income Taxes	(134,833)	158,435	(293,268)
Income Taxes	(1,252)	(1,714)	462
Net Profit/(Loss) before Non-controlling Interest	(136,085)	156,721	(292,806)
Non-controlling Interest	(8,975)	2,810	(11,785)
Profit/(Loss) Attributable to Shareholders	(127,110)	153,911	(281,021)

Revenues

For the three month period ended February 28, 2023, we generated total revenue of $191,637 that included brand name administrative fee $130,431, motor oil and auto parts $23,110, automobile exhaust cleaners $37,309 and others $787.

	For the Three Months Ended February 28,
	2023	% of Net Sales	2022	% of Net Sales	Change
	$		$		$
Administrative fee of brand name	130,431	68.1%	401,563	62.9%	(271,132)
Motor oil and auto parts	23,110	12.1%	217,947	34.1%	(194,837)
Automobile exhaust cleaners	37,309	19.5%	-	-	37,309
Others	787	0.4%	18,806	2.9%	(18,019)
Total	191,637	100%	638,316	100%	(446,679)

Total revenues for three months ended February 28, 2023 were $191,637 compared to $638,316 for the three months ended February 28, 2022, which decreased by $446,679, mainly due to the decrease of brand name administrative fee $271,132, sales of motor oil and auto parts $194,837 and others $18,019, and offset increase of automobile exhaust cleaners $37,309.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended February 28, 2023 compared to three months ended February 28, 2022 as below:

	For the Three Months Ended February 28,
	2023	2022	Change
	$	$	$
Motor oil and auto parts	14,542	125,547	(111,005)
Automobile Exhaust Cleaners	27,220	-	27,220
Others	779	3,781	(3,002)
Total	42,541	129,328	(86,787)

Cost of revenue for the three months ended February 28, 2023 were $42,541 compared to $129,328 as of ended February 28, 2022, a decrease of $86,787 is mainly due to the decrease of sales of motor oil and auto parts $111,005 and others $3,002, and offset increase of automobile exhaust cleaners $27,220.

Gross Profit

Gross profit for the three months ended February 28, 2023 were $149,096 compared to $508,988 as of February 28, 2022, a decrease of $359,892 is mainly due to the decrease of brand name administrative fee $271,132.

Selling and Distribution Expenses

Selling and Distribution expenses include salary, sales-related consultancy fee, travelling expenses, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended February 28, 2023 compared to three months ended February 28, 2022 are as below:

	For the Three Months Ended		For the Three Months Ended
	February 28, 2023	% of Net Sales	February 28, 2022	% of Net Sales
	$		$
Selling and Distribution Expenses	125,193	65.3%	130,005	34.8%

Sales and marketing expenses for the three months ended February 28, 2023 were $125,193 compared to $130,005 as of February 28, 2022, the decrement was mainly due to decrease in payroll costs.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, facility cost, rental fee and other related expenses.

For three months ended February 28, 2023 compared to three months ended February 28, 2022

	For the Three Months Ended		For the Three Months Ended
	February 28, 2023	% of Net Sales	February 28, 2022	% of Net Sales
	$		$
General and Administrative Expenses	165,019	86.1%	221,972	34.8%

G&A expenses for the three months ended February 28, 2023 were $165,019 compared to $221,972 as of February 28, 2022. The decrement was primarily due to the decrease of salary and welfare and consultancy fee.

Taxation

We recorded 1,252 and $1,714 in income tax expenses for the period ended February 28, 2023 and February 28, 2022, respectively.

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

Net Loss

Net loss for the three months ended February 28, 2023 is $136,085 compared to net profit $156,721 as of February 28, 2022, a decrease of profit $292,806 is due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Nine Months Ended February 28,		Quarter to Quater
	2023	2022	Comparison
	$	$	$
Cash Flows (used in)/provided by operating activities	(944,948)	(153,070)	(791,878)
Cash Flows used in investing activities	(1,458,197)	(104,742)	(1,353,455)
Cash Flows provided by financing activities.	1,662,685	79,950	1,582,735
Effects on change in foreign exchange rate	(24,659)	(106,544)	81,885
Net Change in cash during period	(765,119)	(284,406)	(480,713)

Operating Activities

Cash flow used in operating activities for the nine months ended February 28, 2023 is $944,948 as compared to the amount of $153,070 used in operating activities for the nine months ended February 28, 2022, reflecting an decrease of cash flow $791,878. The decrease in net cash flow is mainly due to decrease net profit by $540,835, cash flow of advanced, accrued liabilities and other payable $578,724, prepayment, deposit, other receivables $174,549 and operating lease liabilities $84,975, and offset net cash generated from inventory $332,636, accounts payable $123,638 and bad debts recovery $155,246.

Investing Activities

Cash flow used in investing activities is $1,458,197 for the nine months ended February 28, 2023, as compared to $104,742 for the nine months ended February 28, 2022, reflecting an decrease of cash flow $1,353,455. The decrease in cash flow is due to Mr. Lixin Cai increased the share capital of CXJHZ to $1,410,437 (or RMB10,000,000) by capitalized of purchased copyrights.

Financing Activities

Cash flow provided by financing activities is $1,662,685 for the nine months ended February 28, 2023, compared to $79,950 for the nine months ended February 28, 2022, reflecting a increase of $1,582,735. The increase in net cash provided by financing activities was mainly due to proceeds from share issuance $1,603,114, advance from directors $40,595 and offset repayment to related party $60,974.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.e

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of February 28, 2023 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	50,991	42,054	8,937	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of February 28, 2023.

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

Date: February 8, 2024

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: February 8, 2024

