Form 10-Q/A
period 2023-02-28
CXJ GROUP CO., Ltd
filed 2024-02-12
CIK 1823635

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

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Quarterly Report on Forms 10-Q for the fiscal quarter ended February 28, 2023 (the “Original 10-Q”) of CXJ Group Co., Limited, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-Q.

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

(0) Sales and Distribution Expense

Selling and distribution expenses amounted to $125,193 and $130,005 for the three months ended February 28, 2023 and 2022 respectively. Selling and distribution expenses are mainly included salary $58,470, commission fee $46,097 and travelling expenses $8,360.

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

As of February 28, 2023, the prepayment balance $358,576 represented the goods and parts purchases. The deposit balance $22,368 is the rental deposit of office and warehouse. Other receivable balance $15,523 represented staff advance for company business conference and functions, travelling expenses and office expenses.

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

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

As of
February 28, 2023
(unaudited)
$
Software	43,030
Add: Capitalization of software	23,129
Total software	66,159
Less: Software written off on May 31, 2020	(29,984)
Less: Software written off on May 31, 2021	(11,456)
Less: Software written off on May 31, 2022	(23,992)
Less: Foreign translation difference	(727)
Balance as at May 31, 2022	-
Add：Purchased patents and copyrights	1,410,437
Amortization for the period ended November 30, 2022	(23,408)
Less: Foreign translation difference	(99)
Balance as at November 30, 2022	1,386,930
Amortization for the period ended February 28, 2023	(37,242)
Less: Foreign translation difference	31,196
Balance as at February 28, 2023	1,380,884

The intangible assets consist of costs occurred to develop the software and purchase costs of copyrights for business operations The in house developed software are written off during the year occurred, and the purchase copyrights are amortization over its estimated useful life. During the year, Lixin Cai increased the share capital of CXJHZ to $1,410,437 (or RMB10,000,000) by capitalized of purchased copyrights. Amortization of $37,242 is provided during the period ended February 28, 2023.

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

Advanced received $1,109,502 include advance from brand name management fees from customers $837,496 and prepayment of goods and services from customers $272,006.

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

For the three month ended February 28, 2023 and February 28, 2022, the amortization of the operating lease right of use assets are $16,348 and $13,500 respectively.

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

Date: February 12, 2024

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: February 12, 2024

