Form 10-K
period 2023-05-31
CXJ GROUP CO., Ltd
filed 2024-05-02
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-56425

CXJ GROUP CO., LIMITED

(Exact name of registrant as specified in its charter)

Nevada	85-2041913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

(Address of principal executive office and zip code)

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

Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $14,102, computed by reference to the price at which the common equity was last sold, as of July 24, 2022.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2024
Common Stock, $0.001 par value	101,710,517

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

As of May 31, 2023, more than 200 franchise auto detailing stores use our brand name, the store network has reached 23 provinces and 132 cities in China. We aim to increase 500 stores with our customers across China in the future.

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

Our Automotive aftermarket product management office is located in Hangzhou City. We lease the building which has over 270 square meters. It includes supply chain, support center, operation center, human resource and finance departments. The warehouse is also located in Hangzhou City with over 400 square meters. As of May 31, 2023, the Company has total three separate operating lease agreements for two office space and one warehouse in PRC with remaining lease terms of from 5 months to 12 months. The Company indicated to continue to keep the facilities.

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

All of the above marketing plans have not yet been determined in sufficient detail to outline at this time and remain under development. Our support center will continue to launch new marketing plans, to help the authorized agents to further develop the customers and achieve the growth of the company’s sales scale.

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

Intellectual Property

We rely on a combination of patents, copyrights, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We own copyrights to the Automotive aftermarket product content and software we developed in-house. We also own copyrights to the automotive aftermarket content we commission third parties to develop for us. As of May 31, 2023, we had 102 registered trademarks, 5 patents, 14 registered software copyrights and 3 registered works copyrights with the PRC State Copyright Bureau, and 3 registered domain names.

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

Employees

As of May 31, 2023, the Company had 26 employees, all of which were on a full-time basis. The following table sets forth the number of our full-time employees categorized by function as of May 31, 2023:

Function	Number of Employees
Finance	5
Operation center	9
IT and Engineering	1
General and Administrative	8
Supply Chain	3
Total	26

There are 19 employees are based in Hangzhou , 3 employees in Shenzhen and 4 employees in Longkou respectively, where our operations are located.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended May 31, 2023 and 2022, we had foreign currency translation gain of $32,303 and foreign currency translation loss of $59,115, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

We started our operation in June 2019. For the years ended May 31, 2023 and 2022, we have generated$2,046,553 and $2,771,360 respectively, in revenues and incurred net loss of $1128,550 and $541,453, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Together, our Director Mr. Xinrui Wang, Ms. Cuiyao Luo and Mr. Wenbin Mao, own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Mr. Xinrui Wang, our Director, direct and indirect beneficially owns 55.61% of our outstanding shares of Common Stock, our CFO Ms. Cuiyao Luo, direct beneficially owns 10.78% and Mr. Wenbin Mao beneficially owns 10.32% of our outstanding shares of Common Stock. As a result, Messrs. Xinrui Wang, Ms. Cuiyao Luo and Wenbin Mao are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 1B. Unresolved Staff Comments

Item 2. Properties

We currently maintain our principal executive offices at C290, DoBe E-Manor, Dongning Road No. 553, Jianggan District, Hangzhou City, Zhejiang Province, China, comprising an aggregate of 275 square meters, which expires on November 30, 2022 and extended the lease to May 31, 2023. The current total yearly rental is RMB249,379 (approximately $38,784).

Shenzhen Lanbei Ecological Technology Co., Ltd leased an office in Shenzhen at Room 1717, Block B Building B, Tianan Digital City, Longgan District, Shenzhen City, Guangdong Province, China, comprising of 40 square meters, which expires on December 31, 2023. The currently yearly rental is RMB72,000 (approximately $10,420).

CXJ (Shenzhen) Technology Co., Ltd leased an office in Shenzhen at Room 1716, Block B Building B, Tianan Digital City, Longgan District, Shenzhen City, Guangdong Province, China, comprising of 20 square meters, which expires on December 31, 2023. The currently yearly rental is RMB42,000 (approximately $6,078).

Longkou Xiangfu Trading Co., Ltd leased an office in Yantai at Fulai Street, Yantai Development Zone, Yantai City， Shangdong Province, China, comprising of 40 square meters, which expires on December 31, 2024. The currently yearly rental is RMB42,000 (approximately $6,078)

In addition, we maintain one warehouse for automotive aftermarket products of more than 400 square meters, in Hangzh City, Zhejiang province, China, which with third party. The current total yearly rental is RMB97,500 (approximately $14,110).

As of May 31, 2023, the Company has 4 operating lease agreements for office spaces, one warehouse in PRC with remaining lease terms of from 5 months to 12 months.

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

Stockholders of Record

As of May 31, 2023, there were 398 stockholders of all of our issued and outstanding shares of common stock.

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

During the year 2022 and 2023, the Company conducted its business in generally three revenue stream: product sales – automotive aftermarket products; brand name management fees; other consultancy fee.

Results of Operations

	Year Ended May 31,		Year to Year Comparison
	2023	2022	Increase/
			(Decrease)
	$	$	$
Revenue	2,046,553	2,771,360	(724,807)
Cost of Goods Sold	(949,496)	(1,037,875)	88,379
Gross Profit	1,097,057	1,733,485	(636,428)
Operating Expenses	(2,243,920)	(2,258,212)	(14,292)
Other Income (Expenses)	12,648	26,338	(13,690)
Interest Income	509	415	94
Provision for Income Taxes	(6,235)	(3,095)	(3,140)
Net Income (Loss)	(1,139,941)	(501,069)	(638,872)
Less:Net Income (Loss) attributable to non-controlling interest	(1,800)	40,384.00	(42,184)
Net Income (Loss) attributable to ECXJ	(1,138,141)	(541,453)	(596,688)

Revenue

Revenue totaled $2,046,553, for the year ended May 31, 2023, an decrease of $724,807 or 26.2%, as compared to that for the year ended May 31, 2022 $2,771,360. The decrement is mainly due to the decrease revenue of brand name management fees $398,266, motor oil and spare parts $621,969, training and others $113,296 and offset increased of automobile exhaust cleaner $408,724.

Cost of Revenue

Cost of revenue totaled $949,496 for the year ended May 31, 2023, a decrease of $88,379, as compared to that of May 31, 2022 $1,037,875. The decrement is mainly due to the decrease in sales of motor oil and spare parts $359,109, training and others $20,989 and offset increase in sales of automobile exhaust cleaner $291,719.

Gross Profit

Gross profit was $1,097,057 for the year ended May 31, 2023, an decreased of $636,428, as compared to that of May 31, 2021 $1,733,485. Gross profit margin decreased from 63% to 54% for the year ended May 31, 2023, primarily due to the decrease in sales of higher profitable products motor oil and spare parts $262,860, decrease brand name management fees $398,266, training and others $92,307 and offset increase automobile exhaust cleaner $117,005.

Operating Expenses

Operating expenses are $2,243,920 and $2,258,212 for the years ended May 31, 2023 and 2022 respectively, as compared that is a decrease of $14,292. The decrease is mainly due to the decrease in impaired goodwill written off $367,781, payroll costs $39,018, advertisement costs and conference exp $157,292, bad debts written off $44,467, R&D expenses written off $ 29,566 and offset increase in sales commission $191,719, audit and consultancy fees $175,635, bad debts recovery $155,005 and amortization of intangible assets $96,479.

Net Income/(Loss)

Net loss totaled $1,138,141 for the year ended May 31, 2023, compared to the year ended May 31, 2022 net loss $541,453, that is an increase net loss of $596,688, primarily due to the above changes of revenues and expenses.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Year to Year Comparison
	2023	2022	Increase/ (Decrease)
	$	$	$

Total Current Assets	1,420,705	1,655,743	(235,038)
Total Current Liabilities	3,119,612	3,213,999	(94,387)
Working Capital (Deficit)	(1,698,907)	(1,558,256)	(140,651)

As of May 31, 2023, we had working capital deficit of $1,698,907, a decrease of working capital $140,651, as compared to working capital deficit of $1,558,256 as of May 31, 2022, that is due to decrement of total current assets $235,038 and offset decrease total current liabilities $94,387.

Decrease of total current assets $235,038 mainly due to decrement of cash and cash equivalents $167,693 and inventories $306,409, offset increase of accounts receivable $1,944 and prepayment, deposits and other receivables $237,120. Decrease of total current liabilities $94,387 due to decrement of advance received, accrued expenses and other payable $278,381, due to related party and operating lease liabilities $36,469, offset increase of accounts payable $88,008 and amount due to directors $132,455.

Cash Flows

	Year Ended May 31,		Year to Year Comparison
	2023	2022	Increase/ (Decrease)
	$	$	$
Cash Flows provided by (used in) operating activities	(378,815)	443,523	(822,338)
Cash Flows used in Investing activities	(1,451,288)	38	(1,451,326)
Cash Flows provided by financing activities.	1,709,638	77,618	1,632,020
Effects on change in foreign exchange rate	(47,228)	(34,144)	(13,084)
Net Change in cash during the year	(167,693)	487,035	(654,728)

Cash Flow from Operating Activities

Cash flow used in operating activities for the year ended May 31, 2023 is $378,815 as compared to the amount of $443,523 provided by operating activities for the year ended May 31, 2022, reflecting an decrease of $822,338. The decrease in net cash provided by operating activities is mainly due to decrease net cash generated from net loss $638,733, impairment of goodwill $367,781, received in advance $938,937, prepayment, deposit paid and other receivable $224,462 and offset by the increased cash flow in inventories $659,537, accrued liabilities, other payable and deposit received $334,184, bad debts written $155,005, accounts payable $113,038 and amortization of intangible assets $91,963.

Cash Flow from Investing Activities

Cash flow used in investing activities is $1,451,288 for the year ended May 31, 2023, as compared to cash flow provided by investing activities $38 for the year ended May 31, 2022, reflecting a decrease of $1,451,326. The decrease is due to purchased of intangible assets $1,423,186.

Cash Flow from Financing Activities

Cash flow provided by financing activities is $1,709,638 for the year ended May 31, 2023, compared to $77,618 for the year ended May 31, 2022, reflecting an increase of $1,632,020. The increase in net cash provided by financing activities was mainly due to an increase in proceeds from share issuance $1,594,688 and advance from directors $81,631, offset decrease in related party $44,299.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of May 31, 2020. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of May 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We will create a position to segregate duties consistent with control objectives.

●	We plan to prepare written policies and procedures for operating, accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

●	We plan to test our updated controls and remediate our deficiencies in the year 2024.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions

Lixin Cai	36	President, CEO, Secretary and Director
Cuiyao Luo	43	CFO and Treasurer
Xinrui Wang	45	Director
Rudong Shi	45	Director

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

Rudong Shi has more than 20 years of working experience in construction of road and bridges, and trading of motor oil. From 2000 to 2015, Mr. Shi was working with China Railway Construction Group as Senior Engineer and participated in Beijing-Zhuhai Expressway, Qinghai-Tibet Railway and Qingdao- Rongcheng Intercity Railway. Form 2015 to present, he is the founder and managing director of Yantai Tongcheng Cars and Services Co., Ltd., and his company is our flagship in Yantai city.

He graduated from University of Agricultural Shangdong and major in construction of road and bridges (2000), and obtained his national registered second-level construction engineer (municipal) and the national first-level registered construction engineer (housing construction).

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and directors for the years ended May 31, 2023 and 2022.

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Lixin Cai (President, CEO & Secretary and Director)	2023	42,681	-	-	-	-	42,681
	2022	47,235	-	-	-	-	47,235

Rudong Shi	2023	20,260	-	-	-	-	20,260
(Director and GM of Longkou Xianganfu Trading Co., Ltd)	2022	-	-	-	-	-	-

Cuiyao Luo (CFO and Treasurer	2023	-	-	-	-	-	-
	2022	-	-	-	-	-	-

Xinrui Wang (Director)	2023	-	-	-	-	-	-
	2022	-	-	-	-	-	-

(1) Mr. Lixin Cai was appointed by the Board to serve as the Chief Executive Officer, President, Secretary and a director of the Company since June 21, 2019.

(2）Mr. Rudong Shi was appointed by the Board to serve as the General Manager of Longkuo Xianganfu Trading Co., Ltd and director of the Company since May 13, 2022.

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

Outstanding Equity Awards

There were no outstanding equity awards, as of May 31, 2023.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We did not pay our directors any compensation for their services as a director during the years ended May 31, 2023 and 2022, respectively.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 101,710,517 shares of our common stock outstanding as of May 31, 2023.

The business address of each directors and officers listed below is C290, DoBe E-Manor, Dongning Road No. 553, Jianggan District, Hangzhou City, Zhejiang Province, China.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Xinrui Wang	52,814,020	51.93%
CXJ Investment Holding Ltd (Controlled by Xinrui Wang)	3,745,000	3.68%
Lixin Cai	1,364,800	1.34%
New Charles Technology Group Limited (Controlled by Lixin Cai)	3,673,830	3.61%
Wenbin Mao	10,500,000	10.32%
Baiwan Niu	4,500,000	4.42%
Cuiyao Luo	10,960,600	10.78%
Rudong Shi	50,000.00	0.05%

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd and Shenzhen Xingyao International Film and Video Culture Media Co., Ltd are controlled by director Wenbin Mao and Baiwan Niu. The Company paid consultancy fees RMB0 (approximately $0) and RMB1,138,112 ( approximately $177,000) for the years ended May 31, 2023 and 2022, respectively.

Ms. Cuiyao Luo, our CFO of the Company, advanced working capital in the amount of $122,750 and $42,250 for the years ended May 31, 2023 and 2022. As of the reporting date, the amount due to Ms. Cuiyao Luo is $281,134.

Mr. Rudong Shi, director of the Company, advanced working capital $9,705 and $0 for the year ended May 31, 2023 and 2022.As of the reporting date, the amount due to Mr. Rudong Shi is $9,705.

For more related party transactions, see Note 10 of the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended May 31, 2023 and 2022.

	Year Ended	Year Ended
	May 31, 2023	May 31, 2022
	$	$
Audit Fees (1)	148,605	43,800
Tax Fees (20	8,000	8,000
All Other Fees (3)	1,352	22,458
Total	157,957	74,258

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

(3) Exhibits

Number	Description

10.1	Equity Transfer Agreement, dated November 4, 2022, among Mr. Rudong Shi and CXJ (Shenzhen) Technology Co., Ltd agreed to acquire 100% equity interest of Longkou Xianganfu Trading Co., Ltd.

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Limited

Date:	May 2, 2024

		By:	/s/ Lixin Cai
		Name:	Lixin Cai
		Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Cuiyao Luo
Name:	Cuiyao Luo
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CXJ Group Co., Limited

Consolidated Financial Statements

For the Years Ended May 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CXJ Group Co., Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CXJ Group Co., Limited and its subsidiaries (the “Company”) as of May 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Zhen Hui Certified Public Accountants

(PCAOB ID: 957)

Hong Kong, China

Date: April 30, 2024

CXJ Group Co., Limited

Consolidated Balance Sheets

As of May 31, 2023 and 2022

	2023	2022
	Audited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	659,451	827,144
Accounts receivable	62,066	60,122
Prepayments, deposits and other receivables	571,382	334,262
Inventories	127,806	434,215
Total Current Assets	1,420,705	1,655,743

NON-CURRENT ASSETS
Property, plant and equipment, net	4,342	1,445
Intangible assets, net	1,312,705	-
Goodwill	2,792,561	3,433,611
Operating lease right-of-use assets	32,358	78,586
Total Non-current Assets	4,141,966	3,513,642

TOTAL ASSETS	5,562,671	5,169,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	302,512	214,504
Advanced received, accrued expenses and other payables	2,486,125	2,764,506
Due to related party	11,252	22,489
Amount due to directors	290,839	158,384
Operating lease liabilities, net of current portion	28,884	54,116
Total Current Liabilities	3,119,612	3,213,999

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	3,712	21,543

TOTAL LIABILITIES	3,123,324	3,235,542

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,487,017 shares issued and outstanding as of May 31, 2023 and May 31, 2022 respectively	101,711	101,487
Additional paid-in capital	5,585,421	4,031,665
Accumulated other comprehensive income (loss)	32,350	(59,115)
Accumulated deficit	(3,307,640)	(2,169,499)
Total CXJ Group Stockholders’ Equity	2,411,842	1,904,538
Non-controlling interest	27,505	29,305
TOTAL STOCKHOLDERS’ EQUITY	2,439,347	1,933,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,562,671	5,169,385

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended May 31, 2023 and 2022

	2023	2022
	Audited	Audited
	$	$
Revenue
- Non-related party	2,046,553	2,771,360

Cost of Sales	(949,496)	(1,037,875)
Gross Profit	1,097,057	1,733,485

Other Income/(Expenses)	12,648	26,338

Selling and Distribution Expenses	(732,650)	(762,727)
General & Administrative Expenses	(1,511,270)	(1,495,485)
Profit/(Loss) from Operation	(1,134,215)	(498,389)

Interest Income	509	415
Profit/(Loss) Before Income Tax	(1,133,706)	(497,974)

Income Tax Expense	(6,235)	(3,095)
Net Profit/(Loss) Before Non-Controlling Interest	(1,139,941)	(501,069)
Less: Non-Controlling Interest	(1,800)	40,384
Net Profit/(Loss) For The Year	(1,138,141)	(541,453)

Other Comprehensive Income/(Loss) :
- Foreign Exchange Adjustment Gain/(Loss)	91,465	67,085
COMPREHENSIVE PROFIT/(LOSS)	(1,046,676)	(474,368)

Net loss per share - Basic and diluted	-0.01	-0.00

Weighted average number of common shares outstanding – Basic and diluted	101,705,618	101,487,017

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Stockholders’ Equity

For the years ended May 31, 2023 and 2022

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Deficit
		$	$	$	$	$	$
Balance as of May 31,2019	24,356,062	24,356	4,343	0	(42,911)	0	(14,212)

1 for 200 reverse stock split	(24,233,845)	(24,234)	24,234	0	0	0	0
Prefer Stock issued and convert to common stock	100,000,000	100,000	(90,000)	0	0	0	10,000
Common Stock issued	1,364,800	1,365	4,093,088	0	0	0	4,094,453
Acquisition of Subsidiary	0	0	0	0	718,562	0	718,562
Accumulated other Comprehensive Income	0	0	0	7,652			7,652
Net Loss	0	0	0	0	(721,290)	0	(721,290)
Balance as of May 31, 2020	101,487,017	101,487	4,031,665	7,652	(45,639)	0	4,095,165

Accumulated other Comprehensive Income	0	0	0	(133,852)	0	0	(133,852)
Net Loss	0	0	0	0	(1,582,407)	0	(1,582,407)
Balance as of May 31, 2021	101,487,017	101,487	4,031,665	(126,200)	(1,628,046)	0	2,378,906

Accumulated other Comprehensive Income	0	0	0	67,085	0	0	67,085
Net Profit	0	0	0	0	(541,453)	0	(541,453)
Non-Controlling Interest	0	0	0	0	0	29,305	29,305
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843

Common Stock issued	223,500	224	1,553,756				1,553,980
Accumulated other comprehensive income/(loss)				91,465			91,461
Net (loss)/profit					(1,138,141)		(1,138,141)
Non-controlling interest						(1,800)	(1,732)
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	32,350	(3,307,640)	27,505	2,439,347

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Cash Flows

For the years ended May 31, 2023 and 2022

	For the year ended May 31,
	2023	2022
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)	(1,139,941)	(501,069)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	1,356	415
Amortization of right-of-use assets	63,859	48,700
Bad debts written off	12,446	56,913
Bad debts written off recovery	-	(155,005)
Amortization of intangible assets	96,479	23,992
Intangible assets written off	-	19,476
Impairment of goodwill	650,183	1,017,964
others	-	(3,511)
Changes in operating assets and liabilities:
Accounts receivables	(5,829)	(53,968)
Prepayments, deposits and other receivables	(273,400)	(48,938)
Inventories	287,629	(371,908)
Accounts payable	104,212	(8,826)
Advanced received, accrued liabilities and other payables	(115,020)	489,594
Operating lease liabilities	(60,789)	(50,830)
Net cash provided by/(used in) operating activities	(378,815)	443,523

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(4,429)	(1,914)
Purchase of intangible assets	(1,447,178)	(23,992)
Acquisition of subsidiary, net of cash acquired	319	25,944
Net cash provided/(used in) investing activity	(1,451,288)	38

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,594,688	-
Repayment from related party	(10,130)	34,169
Advances from directors	125,080	43,449
Net cash provided by financing activities	1,709,638	77,618
Effect of exchange rate changes on cash and cash equivalents	(47,228)	(34,144)
Net change in cash and cash equivalents	(167,693)	487,035
Cash and cash equivalents, beginning of year	827,144	340,109
CASH AND CASH EQUIVALENTS, END OF YEAR	659,451	827,144

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to non-controlling interests in subsidiaries is reflected in the consolidated statements of operations.

Entity Name	Date of Incorporation	Parent Entity	Interest %	Nature of Operation	Place of Incorporation
CXJ Investment Group Company Ltd	2020/2/19	US CXJ	100%	Investment holding	British Virgin Islands
CXJ (HK) Technology Group Company Ltd	2020/3/11	BVI CXJ	100%	Investment holding	Hong Kong, PRC
CXJ (Shenzhen) Technology Co., Ltd	2020/5/26	HK CXJ	100%	Investment holding	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd	2019/3/28	SZ CXJ	100%	Trading,brand name management fee and consultancy services	PRC
Shenzhen Lanbei Ecological Technology Co., Ltd	2020/10/28	HZ CXJ	51%	Trading and consultancy services	PRC
Longkou Xianganfu Trading Co., Ltd.	2018/04/23	SZ CXJ	100%	Trading and consultancy services	PRC

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	May 31, 2023	May 31,2022
Period-end CNY: US$1 exchange rate	$7.11	$6.67
Period-average CNY: US$1 exchange rate	$6.91	$6.43
Period-end HK$: US$1 exchange rate	$7.76	$7.76
Period-average HK$: US$1 exchange rate	$7.75	$7.75

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. Company generated negative cash flow $378,815 and positive cash flow of $443,523 in the years ended May 31, 2023 and 2022 respectively. In addition, for the years ended May 31, 2023 and 2022, the Company reported net loss of $1,138,141 and $541,453 respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

As of May 31, 2023 and May 31, 2022, our accounts receivable are $62,066 and $60,122, respectively.

NOTE 5 – PREPAYMENTS, DEPOSITS PAID AND OTHER RECEIVABLES

Prepayments and other current assets consisted of the following as of May 31, 2022 and 2021(as restated):

	As of May 31,
	2023	2022	Increase/ (Decrease)
	(audited)	(audited)
	$	$	$
Prepayments	526,638	186,753	339,885
Deposits paid	22,626	11,923	10,703
Other receivables	22,118	135,586	(113,468)
Total	571,382	334,262	237,120

Prepayments balance $526,638 consist of advances to suppliers for providing goods and services, Deposits paid balance $22,626 is deposits paid to landlord for renting office and warehouse. Other receivables balance $22,118 is the advances to staff for business conference and function, travelling expenses and office expenses..

As of May 31, 2023 and 2022, the prepayments, deposit paid and other receivables balances are $571,382 and $334,262 respectively, as compared that is an increase of $237,120. The increment is mainly due to increase in prepayment to suppliers $339,885 deposit paid $10,703 and offset decrease in staff advances $41,204 and short term borrowing to third party $72,264.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of costs occurred to develop the software and purchase costs of copyrights for business operations The in house developed software are written off during the year occurred, and the purchase copyrights are amortization over its estimated useful life. During the year, Lixin Cai increased the share capital of CXJHZ to $1,406,470 (or RMB10,000,000) by capitalized of purchased copyrights. For the years ended May31, 2023 and 2022, the balance of intangible assets is $1,312,705 and $0, and the amortization of intangible assets amounted to $96,479 and $23,992 respectively.

F-16

$
Software	43,030
Add: Capitalization of software	23,129
Total software	66,159
Less: Software written off on May 31,2020	(29,984)
Less: Software written off on May 31,2021	(11,456)
Less: Software written off on May 31,2022	(23,992)
Foreign translation difference	(727)
Balance as of May 31, 2022	-

Add: Purchased of copyright	1,406,470
Less: Amortization of copyright	(96,479)
Foreign translation difference	2,714
Balance as of May 31, 2023	1,312,705

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

F-17

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

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $641,050 and $1,006,432, were recognized during the year ended May 31, 2023 and 2022 respectively. As of May 31, 2023, the balance of goodwill is $2,792,561. The summary of impaired loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561

On November 4, 2022, CXJSZ acquired 100% equity interest of Longkou Xianganfu Trading Co., Ltd. The Company is engaged in trading exhaust cleaner and auto parts in Longkou City, Shandong Province. The purchase consideration is RMB1 in cash.

The purchase price was allocated on the acquisition date of Longkou Xianganfu Trading Co., Ltd as follow:

As of November 4, 2022
$
Cash at banks and in hand	319

Total assets	319

$
Due to Director	9,452

Total liabilities	9,452

Net tangible liabilities	(9,133)
Goodwill	9,133
Total purchase price	-

$
Consideration in form of shares	-
Total consideration	-

The goodwill value $9,133 is occurred on the acquisition, impaired and written off during the year ended May 31, 2023.

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

The components of the income tax provision are as follows:

	As of	As of
	May 31, 2023	May 31, 2022
Current:
– United States of America	$	$-
– Seychelles		-
– Hong Kong		-
– The PRC	6,235	3,095
Deferred
– United States of America
– Seychelles
– Hong Kong
– The PRC

Total	$6,235	$3,095

NOTE 9. ADVANCED RECEIVED, ACCRUED EXPENSES AND OTHER PAYABLE

	As of May 31,
	2023	2022	Increase/ (Decrease)
	(audited)	(audited)
	$	$	$
Advanced Received	1,987,045	2,488,447	(501,402)
Accrued Expenses	320,172	116,590	203,582
Deposit Received	64,698	68,966	(4,268)
Other Payable	114,210	90,503	23,707
Total	2,486,125	2,764,506	(278,381)

Advanced received balance $1,987,045 consists of advances from customer for brand name management fees and providing of goods and services, Accrued expenses balance $320,172 consists payroll related costs, audit fee and VAT payable. Deposit received balance $64,698 is the warranty for usage of brand name. Other payable balance $114,210 includes the provision $84,388 for business dispute with a customer in the year 2020.

As of May 31, 2023 and 2022, the advanced received, accrued expenses and other payable balances are $2,486,125 and $2,764,506 respectively, as compared that is an decrease of $278,381. The decrement is mainly due to decrease in advanced received of brand name management fee and goods $501,402 and deposit received $4,268, offset increase in accrued expenses $203,582 for payroll related costs and audit fee, and other payable $23,707.

Advanced received $1,987,045 consist of advances from customers for brand name management fee and providing goods and services. The breakdown as below:

Description	Amount ($)	Remark
Brand name management fees	1,482,096	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	504,949	Delivery the goods and services as requested by customers.
Total	1,987,045

NOTE 10- RELATED PARTY TRANSACTIONS

Amounts due to related parties as of May 31, 2023 and 2022 are as follows:

Amounts due to related parties		As of
		May 31,2023	May 31,2022
		(audited)	(audited)
		$	$
Cuiyao Luo	CFO & Director	281,134	158,384
Rudong Shi	Director	9,705	-
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Directors	11,252	22,489
Total		302,091	180,873

As of May 31, 2023, Cuiyao Luo, Rudong Shi and Shenzhen Bai Wen Enterprise Management Consultancy Co., Ltd advanced $302,091 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

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

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. The initial recognition of operating lease right and lease liability as follow:

The initial recognition of operating lease right and lease liability as follow:
$
Gross lease payable	259,257
Less: imputed interest	(17,112)
Initial recognition as of June 1, 2019	242,145

As of May 31, 2023, operating lease right as follow:

Initial recognition as of June 1, 2019	242,145
Amortization for the year ended May 31, 2020	(53,139)
Balance as of May 31, 2020	192,741
Add: New office lease on November 30, 2020 - Office	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(125,171)
Amortization for the year ended May 31, 2021	(65,537)
Balance as of May 31, 2021	87,566
Add: New office lease on June 30, 2021 -Warehouse	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(17,296)
Amortization for the year ended May 31,2022	(48,700)
Foreign exchange translation	(1,176)
Balance as of May 31, 2022	78,586
Add: New office lease	20,697
Amortization for the year ended May 31,2023	(63,856)
Foreign exchange translation	(3,069)
Balance as of May 31, 2023	32,358

As of May 31, 2023, operating lease liability as follow:

$
Initial recognition as of June 1, 2019	242,145
Less: gross repayment for the year ended May 31, 2020	(60,129)
Add: imputed interest for the year ended May 31, 2020	10,645
Balance as of May 31, 2020	192,661
Add: New office lease on November 30, 2020	85,533
Adjustment for discontinuation of tenancy - Office (Nov 2020)	(115,256)
Less: gross repayment for the year ended May 31, 2021	(72,094)
Add: imputed interest for the year ended May 31, 2021	(2,558)
Balance as of May 31, 2021	88,286
Add: New warehouse lease on June 2021	40,928
Add: New office lease on May 1, 2022 - SZ Lanbei Office	17,264
Adjustment for discontinuation of tenancy - Warehouse	(14,693)
Less: gross repayment for the year ended May 31, 2022	(52,978)
Add: imputed interest for the year ended May 31, 2022	(3,148)
Balance as of May 31, 2022	75,659
Add: New office lease	20,697
Less: gross repayment for the year ended May 31, 2023	(66,742)
Less: imputed interest for the year ended May 31, 2023	2,982
Balance as of May 31, 2023	32,596

Lease expenses for the year ended May 31, 2023 were $63,856 compared to $48,700 as of May 31, 2021.

Maturities of Company’s operating lease obligation as of May 31, 2023 are as follows:

Year ending May 31,	$
2023	28,884
2024	3,712
Total	32,596

Other information:

	For the year ended May 31,
	2023	2022
	$	$
Cash paid for amounts included in the measurement of lease obligations:
Operating lease cost (included in general and admin in company’s statement of operations)	63,856	48,700
Cash paid for amounts included in the measurement of lease liabilities for the year	60,789	50,901
Weighted average remaining lease term (in years)	1	1
Weighted average discount rate	4.75%	4.75%

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2023 to the date these financial statements were issued and has determined that on July 31, 2023, the Company disposed 51% of Shenzhen Lanbei Ecological Technology Company Limited.

