Form 10-Q
period 2023-08-31
CXJ GROUP CO., Ltd
filed 2024-07-12
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 10, 2024
Common Stock, $0.001 par value	101,710,517

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF August 31, 2023 and May 31, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	August 31, 2023	May 31, 2023
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	710,885	659,451
Accounts receivable	57,218	62,066
Prepayments, deposits and other receivables	467,039	571,382
Due from related party	300	-
Inventories	75,093	127,806
Total Current Assets	1,310,535	1,420,705

NON-CURRENT ASSETS
Property, plant and equipment, net	6,057	4,342
Intangible assets, net	1,252,874	1,312,705
Goodwill	2,792,561	2,792,561
Operating lease right-of-use assets	126,514	32,358
Total Non-current Assets	4,178,006	4,141,966

TOTAL ASSETS	5,488,541	5,562,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	174,414	302,512
Advanced received, accrued expenses and other payables	3,017,631	2,486,125
Due to related party	-	11,252
Amount due to directors	275,851	290,839
Operating lease liabilities, net of current portion	71,953	28,884
Total Current Liabilities	3,539,849	3,119,612

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	54,482	3,712

TOTAL LIABILITIES	3,594,331	3,123,324
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,710,517 shares issued and outstanding as of August 31, 2023 and May 31, 2023 respectively	101,711	101,711
Additional paid-in capital	5,558,261	5,585,421
Accumulated other comprehensive income (loss)	70,051	32,350
Accumulated deficit	(3,835,813)	(3,307,640)
Total CXJ Group Stockholders’ Equity	1,894,210	2,411,842
Non-controlling interest	-	27,505
TOTAL STOCKHOLDERS’ EQUITY	1,894,210	2,439,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,488,541	5,562,671

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 31, 2023

and AUGUST 31, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended
	August 31, 2023	August 31, 2022
	Unaudited	Unaudited
	$	$
REVENUE	504,517	982,097

COST OF REVENUE	(223,930)	(484,712)
GROSS PROFIT	280,587	497,385

OTHER INCOME	4,582	5,350

SELLING AND DISTRIBUTION EXPENSES	(156,563)	(223,543)
GENERAL AND ADMINISTRATIVE EXPENSES	(634,930)	(227,369)
(LOSS)/PROFIT FROM OPERATIONS	(506,324)	51,823

INTEREST INCOME	115	351
(LOSS)/PROFIT BEFORE INCOME TAX	(506,209)	52,174

INCOME TAXES EXPENSE	-	(3,898)
(LOSS)/PROFIT AFTER TAXATION	(506,209)	48,276
Less: Non-controlling Interest	(3,265)	14,263
(LOSS)/PROFIT ATTRIBUTABLE TO SHAREHOLDERS	(502,944)	34,013
Other comprehensive income/(loss):
- Foreign exchange adjustment income	(37,701)	40,407
COMPREHENSIVE (LOSS)/PROFIT	(540,645)	74,420

Net loss per share - Basic and diluted	(0.01)	0.00

Weighted average number of common shares outstanding – Basic and diluted	101,710,517	101,691,082

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2023 AND 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended August 31, 2023

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	32,350	(3,307,640)	27,505	2,439,347
Common Stock issued	-	-	-	-	-	-	-
Disposal of Subsidiary				6,081	(25,229)	(24,240)	(43,388)
Accumulated other Comprehensive Income	-	-	(27,160)	31,620	-	-	4,460
Net (loss)/profit	-	-	-	-	(502,944)	-	(502,944)
Non-controlling interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of August 31, 2023	101,710,517	101,711	5,558,261	70,051	(3,835,813)	-	1,894,210

For the three months ended August 31, 2022

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock issued	223,500	224	147,286	-	-	-	147,510
Accumulated other Comprehensive Income	-	-	-	40,387	-	-	40,387
Net (loss)/profit	-	-	-	-	34,013	-	34,013
Non-controlling interest	-	-	-	-	-	14,263	14,263
Balance as of August 31, 2022	101,710,517	101,711	4,178,951	(18,728)	(2,135,486)	43,568	2,170,016

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2023 and 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For The Three Months Ended
	August 31, 2023	August 31, 2022
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/Profit	(506,209)	48,276
Adjustments to reconcile net (loss)/profit to net cash provided by/(used in) operating activities
Depreciation and amortization	488	272
Amortization of right-of-use assets	11,164	15,884
Amortization of intangible assets	51,266	-
Changes in operating assets and liabilities:
Accounts receivables	(1,395)	(4,211)
Prepayments, deposits and other receivables	81,965	45,375
Inventories	6,971	195,465
Accounts payable	(112,781)	(106,715)
Advanced received, accrued liabilities and other payable	580,477	(1,041,138)
Operating lease liabilities	(11,483)	(16,640)

Net cash provided by (used in) operating activities	100,463	(863,432)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,301)	(2,969)
Purchase of intangible assets	(16,495)	-
Disposal of subsidiary, net of cash disposed	(2,804)	-
Net cash used in investing activity	(21,600)	(2,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	147,510
Repayment from related party	(300)	(22,255)
Advances (from)/to directors	(13,904)	5,000
Net cash (used in)/provided by financing activities	(14,204)	130,255
Effect of exchange rate changes on cash and cash equivalents	(13,225)	(10,145)
Net change in cash and cash equivalents	51,434	(746,291)
Cash and cash equivalents, beginning of year	659,451	827,144
CASH AND CASH EQUIVALENTS, END OF YEAR	710,885	80,853

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2023 and year ended may 31, 2023

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

On 15 July, 2022, Mr. Wenbin Mao, Mr. Baiwan Niu, Mr. Tianbing Yang and Ms. Cuiyao Luo tendered their resignation for personal reasons and resigned as a member of the Board of the Company with effective from 28 July, 2022. The Board accepted the resignation of Mr. Wenbin Mao, Mr. Baiwan Niu, Mr. Tianbing Yang and Ms. Cuiyao Luo, and expressed sincere gratitude for their service term as a member of the Board.

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of CXJ Group Co., Limited (“the Company”), signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd), a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will no longer be the subsidiary of CXJ Group Co., Ltd.

On August 14, 2023, the Board approved the appointment of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2022 and May 31, 2023 with effective immediately.

On May 3, 2024, the Board approved the resignation of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s independent registered public accounting firm with immediate effective.

On May 3, 2024, the Board approved the appointment of J & S Associate Plt (“J & S”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2024 with effective immediately.

ECXJ, through its wholly owned subsidiary, CXJ and its subsidiaries and the VIE own and operate an active automobiles products trading and services business in the People’s Republic of China.

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of August 31, 2023 and May 31, 2023 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the three months ended August 31, 2023 and 2022 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $506,209 and net profit of $48,276 during the three months ended August 31, 2023 and 2022, respectively. As of August 31, 2023 and May 31, 2023, the Company had an accumulated deficit of $3,835,813 and $3,307,640, respectively. The Company’s net cash inflow provided by operations was$100,463 during the three months ended August 31, 2023.

As of August 31, 2023 and May 31, 2023, the Company had cash and cash equivalents of $710,885 and $659,451, and current liabilities of $3,539,849 and $3,119,612 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company is currently seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is dependant upon obtaining the necessary financing and negotiating the terms of the existing borrowing to meet our current and future liquidity needs.

(b) Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $3,835,813 and $3,307,640 as of August 31, 2023 and May 31, 2023 respectively. During the period three months ended August 31, 2023 and 2022, the Company generated a net loss $506,209 and net profit of $48,276 respectively. Furthermore, the Company recorded a net cash inflow of $100,463 and net cash outflow of $863,432 from operating activities as of August 31, 2023 and 2022 respectively.

The Company’s cash position is not significant to support the Company’s daily operation. While the Company believes in the viability of its business strategy plans such as cloud chain, wechat’s sales model and duoyin e-commerce sales model, and in its ability to raise additional funds, there can be no assurance to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its major shareholder.

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

To comply with PRC laws and regulations, the Company provides trading of motor oil, auto parts, exhaust gas cleaners and brand name management services in China via its VIE, which hold critical operating licenses that enable the Company to do business in China. Substantially all of the Company’s revenues, costs and net income (loss) in China are directly or indirectly generated through this VIE. The Company has signed various agreements with its VIE and legal shareholders of the VIE to allow the transfer of economic benefits from the VIE to the Company and to direct the activities of the VIE.

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

Entity Name	Date of Incorporation	Parent Entity	Interest %	Nature of Operation	Place of Incorporation
CXJ Investment Group Company Ltd (BVI CXJ)	2020/2/19	US CXJ	100%	Investment holding	British Virgin Islands
CXJ (HK) Technology Group Company Ltd (HK CXJ)	2020/3/11	BVI CXJ	100%	Investment holding	Hong Kong, PRC
CXJ (Shenzhen) Technology Co., Ltd (SZ CXJ)	2020/5/26	HK CXJ	100%	Investment holding	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd (HZ CXJ)	2019/3/28	SZ CXJ	100%	Trading,brand name management fee and consultancy services	PRC
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd (QD CXJ)	2019/8/19	HZ CXJ	100%	Trading and consultancy services	PRC
Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) (SZ Lanbei)	2020/10/28	HZ CXJ	51%	Trading and consultancy services	PRC
Longkou Xianganfu Trading Co., Ltd. (Longkou CXJ)	2018/4/23	SZ CXJ	100%	Trading and consultancy services	PRC

The Company disposed 51% equity interest of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) on August 1, 2023 to third party with consideration RMB1.

(d) Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but not limited to economic lives and impairment of long-lived assets, valuation allowance for deferred tax assets, and uncertain tax position. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

(e) Foreign Currency

The functional currency of the Company, CXJ Group Co., Ltd, CXJ Investment Group Company Ltd and CXJ (HK) Technology Group Company Ltd is US Dollar. The VIE determined their functional currency to be Chinese Renminbi, or RMB based on the criteria of ASC 830, Foreign Currency Matters. The Company uses USD as its reporting currency.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended August 31,
	2023	2022
Period-end RMB: US$1 exchange rate	7.25	6.89
Period-average RMB: US$1 exchange rate	7.19	6.74

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

(h) Inventories, Net

Inventories, consist of finished goods, work in process, and raw materials. Inventories are stated at the lower of cost and net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving and obsolete inventory, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased.

(i) Prepayments

Prepayments are mainly consisted of prepaid income tax, rental, prepayments for consulting fee and advances to supplies.

(j) Intangible Assets, Net

The Company’s intangible assets with definite useful lives primarily consist of software, non-patent technology and land use right. The Company typically amortizes its purchased software, non-patent technology and land use right with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful Lives. The Company’s policy is to write off 100% of the in-house developed software expenses during the year incurred.

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

(n) Revenue Recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Product Revenue

We generate revenue primarily from the sales of motor oil, auto parts and automobile exhaust cleaners directly to customers. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or shipped to our customers. Our sales arrangements for automobile exhaust cleaners and auto parts usually require a full prepayment before the delivery of products.

We also generate revenue from the sales of auto parts directly to the customers, such as a business or individual engaged in auto parts businesses. We recognize revenue at a point in time when products are delivered and customer acceptance is made. For the sales arrangements of auto parts products, we generally require payment upon issuance of invoices.

Service Revenue

We also generate revenue from brand name authorization fee and brand name management service under separate contracts. Revenue from brand name authorization and management services include service fees for provision of brand name “teenage hero car” to our customers, and provision of management service. Revenue from the maintenance service to the customers is recognized at a point in time when services are provided. Revenue from the management service to the customer is recognized as the performance obligation is satisfied over time over the contracting period.

(o) Sales and Distribution Expense

Selling and distribution expenses amounted to $156,563 and $223,543 for the three months ended August 31, 2023 and 2022 respectively. Selling and distribution expenses are mainly included salary $63,132, exhibition and advertisement expenses $54,022 and sale-related consultancy $20,793.

(p) General and Administrative Expenses

General and administrative expenses amounted to $634,930 and $227,369 for the three months ended August 31, 2023 and 2022 respectively. General and administrative expenses mainly consist salary $56,859, consultancy$459,198, amortization of intangible assets $34,771, development cost written off $16,495, rental expenses $15,235.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended August 31, 2023 and August 31, 2022, respectively:

	For the three months ended August 31, 2023	For the three months ended August 31, 2022
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months ended August 31, 2023 and August 31, 2022, respectively are as follows:

	For the three months ended
	August 31, 2023	August 31, 2022
Current	-	(3,898)
Deferred
Income tax expense/(income)	-	(3,898)

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

Note 3. Acquisition

On March 28, 2019, Mr. Cai, Lixin (Mr. Cai), the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, incorporated CXJ Technology (Hangzhou) Co., Ltd (“HZ CXJ”) in Hangzhou, China. Mr. Cai in turn incorporated CXJ Investment Group Company Ltd (“CXJ”), CXJ (HK) Technology Group Company Ltd (“HK CXJ”), and CXJ (Shenzhen) Technology Co., Ltd (“SZ CXJ”) and reorganized these entities with CXJ being a holding entity with the solely shareholder. As a result of the reorganization, CXJ owns 100% interest in HK CXJ and HK CXJ owns 100% interest in SZ CXJ. SZ CXJ controls 100% interest in HZ CXJ through VIE contractual arrangements as disclosed in Note 4. Such reorganization was completed on May 28, 2020.

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

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of CXJ Group Co., Limited and signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd), a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will no longer be the subsidiary of CXJ Group Co., Ltd.

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

In order to operate its business in PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added services, the Company entered into a series of contractual agreements with the VIE: CXJ Technology (Hangzhou) Co., Ltd. (“HZ CXJ”). These contractual agreements may not be terminated by the VIE, except with the consent of, or a material breach by us. Currently, the Company is still evaluating the overall operating strategy for business and does not have plan to provide any funding to the VIE.

The key terms of the VIE Agreements are summarized as follows:

(a) Exclusive Consulting and Services Agreement

The wholly foreign owned enterprise (“WFOE”) has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to the VIE, and the VIE is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by WFOE. As compensation for providing the services, WFOE is entitled to receive service fees from the VIE equivalent to the WFOE’s cost plus certain percentage of such costs as calculated on accounting policies generally accepted in the PRC. The WFOE and the VIE agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of August 31,2023 and May 31, 2023.

Effective July 9,2019 we changed our name from Global Entertainment Corp to CXJ Group Co., Limited. On July 12, 2019, the Company effectuated a 1 for 200 reverse stock split, while the authorized shares of common stock and preferred shares totally had been increased to 500,000,000. As a result of the foregoing we changed our trading symbol from GNTP and began trading as ECXJ on August 5, 2019.

On October 4, 2019, Xinrui Wang (the “Seller”), entered into a Stock Purchase Agreement pursuant to which the Seller agreed to sell to Wenbin Mao and Baiwan Niu (the “Purchasers”), totaling 1,500,000 preferred stock of the Company (“Shares”) owned by the Seller, for an amount of $1,500. On October 8, 2019, Xinrui Wang, Wenbin Mao and Baiwan Niu effectuated a 1 for 10 conversion to convert all their preferred stock totaling 10,000,000 to 100,000,000 common shares. As a result of the conversion, there was no preferred stock outstanding of the Company as of October 8, 2019.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended August 31, 2023 and 2022, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months ended August 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For The Three Months Ended August 31,		For The Three Months Ended August 31,
	2023	2022	2023	2022
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	65,326	224,479	29%	46%
Nanjing Western Oil Co., Ltd	-	111,401	-	23%
Linyi Niubang International Trading Co., Ltd	-	23,460	-	5%
Wuxi Anruichi Technology Co., Ltd	-	8,259	-	2%
Guangzhou Kashide Car Accessories Co., Ltd	9,771	90,309	4%	19%
Hubei Shuqi New Technology Co., Ltd	173,666	-	78%	-
Total	248,763	457,908	111%	95%

Note 7. Account Receivables, Net

As of August 31, 2023 and May 31, 2023. our account receivables are $57,218 and $62,066, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at August 31, 2023 and May 31, 2023:

	As of		Increase/
	August 31, 2023	May 31, 2023	(Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	428,382	526,638	(98,256)
Deposits paid	19,246	22,626	(3,380)
Other receivables	19,411	22,118	(2,707)
Total	467,039	571,382	(104,343)

As of August 31, 2023, the prepayment balance $428,382 represented the advances to suppliers for providing goods and services. The deposit balance $19,246 is the deposits paid to landlord for renting office and warehouse. Other receivable balance 19,411 represented staff advance for business conference, travelling expenses and office expenses.

As of August 31, 2023 and May 31, 2023, the prepayments, deposits and other receivables are $467,039 and $571,382 respectively, as compared that is a decrease of $104,343. The decrement is mainly due to decrease in prepayment $98,256 to suppliers, deposits paid $3,380 and other receivables $2,707.

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

Property, plant and equipment consisted of the following:

	As of	As of
	August 31, 2023	May 31, 2023
	(unaudited)	audited
	$	$
Property, Plant and Equipment	8,433	6,150
Less: Accumulated Depreciation	(2,244)	(1,756)
Foreign translation difference	(132)	(52)
Total property, plant and equipment, net	6,057	4,342

Note 10. Intangible Assets

The intangible assets consist of costs incurred to develop the software and purchase costs of copyrights for business operations The in house developed software costs are written off during the year incurred, and the purchase copyrights are amortization over its estimated useful life. During the year, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalized of purchased copyrights.

For the period ended August 31, 2023 and May 31, 2023, the intangible assets balance are $1,252,874 and $1,312,705 respectively, the amortization of intangible assets consist of amortization copyright $34,771 and written off development costs $16,495.

Intangible assets and related accumulated amortization are as followed:

	As of	As of
	August 31, 2023	May 31, 2023
	(unaudited)	audited
	$	$
Purchased copyrights and software	1,422,829	1,406,470
Less: Accumulated amortization	(147,745)	(96,479)
Foreign translation difference	(22,210)	2,714
Total purchased copyrights and software, net	1,252,874	1,312,705

Note 11 – Business Combination and Goodwill

On May 28, 2020, ECXJ completed the acquisition of 100% equity interest of HZ CXJ. The Company are an automobile aftermarket products wholesaler, as well as an auto detailing store consultancy company in Hangzhou City, Zhejiang Province through this acquisition. The purchase consideration is $4,094,453, consists of 1,364,800 shares of the Company’s common stock issued to HZ CXJ’s original owner fair valued at the acquisition date. These shares were issued on May 28, 2020. The Company accounted for the acquisition using the purchase method of accounting for business combination under ASC 805. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values as of the acquisition date.

The determination of fair values involves the use of significant judgment and estimates and in the case of HZ CXJ, this is with specific reference to acquired intangible asset. The judgments used to determine the estimated fair value assigned to assets acquired and liabilities assumed, as well as the intangible asset life and the expected future cash flows and related discount rate, can materially impact the Company’s consolidated financial statements. Significant inputs and assumptions used for the model included the amount and timing of expected future cash flows and discount rate. The Company utilized the assistance of a third-party valuation appraiser to determine the fair value as of the date of acquisition.

The purchase price was allocated on the acquisition date of HZ CXJ as follows:

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

The goodwill value $4,763,015 is occurred on the acquisition, as of May 31, 2023 the impairment loss on goodwill written off is $1,970,454 and the balance of goodwill is $2,792,561. The movement of impairment loss is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561

On August 1, 2023, CXJHZ disposed 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd with the purchase consideration is RMB1 in cash.

The purchase price was allocated on the disposal date of Shenzhen Lanbei Ecological Technology Co., Ltd as follow:

As of August 1, 2023
$
Cash at banks and in hand	2,804
Trade receivables	5,086
Inventory on hand	43,907
Prepayments, other receivables and deposits	28,993
Operating lease right-of-use assets	4,135
Total assets	84,925

$
Account Payables	(10,589)
Accrued liabilities, other payables and deposits received	(15,656)
Due to a related company	(11,157)
Operating lease liabilities, net of current portion	(4,135)
Total liabilities	(41,537)

Net tangible liabilities	43,388
Share of 49% of non-controlling interest	21,260
51% of equity interest	22,128
Goodwill	(22,128)
Total purchase price	-

The negative goodwill value $22,128 is occurred on the disposal, impaired and written off during the period ended August 31, 2023.

Note 12. Accounts Payable

Accounts payable consists of the following:

As of
	August 31, 2023	May 31, 2023	Increase/(Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	174,414	302,512	(128,098)

The account payable balance of $174,414 includes payable to vendors for exhaust gas cleaner, motor oil and auto parts. It was expected to be paid in the end of 2023.

Note 13. Advanced Received, Accrued Expenses and Other Payable

	As of		Increase/
	August 31, 2023	May 31, 2023	(Decrease)
	(unaudited)	(audited)
	$	$	$
Advanced Received	2,321,776	1,987,045	334,731
Accrued Expenses	536,231	320,172	216,059
Deposit Received	63,448	64,698	(1,250)
Other Payable	96,176	114,210	(18,034)
Total	3,017,631	2,486,125	531,506

Advanced received balance $2,321,776 consists of advances from customer for brand name management fees and providing of goods and services. Accrued expenses balance $536,231 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $63,448 is the warranty for usage of brand name. Other payable balance $96,176 consists $82,759 is the provision for business dispute with a customer in the year 2020.

As of August 31, 2023 and May 31, 2023, the advanced received, accrued expenses and other payable balances are $3,017,631 and $2,486,125 respectively, as compared that is an increase of $531,506. The increment is mainly due to increase in advanced received $334,731 for brand name management fees and goods, accrued expenses $216,059 for legal fee, audit fee, and payroll related costs, and offset decrease in deposit received $1,250 for warranty for usage of brand name and other payable $18,034.

Advanced Received

Description	Amount ($)	Remark
Brand name management fees	1,469,965	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	851,811	Delivery the goods and services as requested by customers.
Total	2,321,776

Advanced received $2,321,776 include advance of brand name management fees from customers $1,469,965 and advance of goods and services from customers $851,811.

Note 14. Related Party Transaction

Amounts due from related parties as of August 31, 2023 and May 31, 2023 (as restated) are as follows:

Amounts due to related parties

		As of
	Relationship with the	August 31,2023	May 31,2023
	Company	(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & Director	266,334	281,134
Rudong Shi	Director	9,517	9,705
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Directors	-	11,252
Total		275,851	302,091

Amounts due from related parties

As of
	Relationship with the	August 31,2023	May 31,2023
	Company	(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Director	300	-

As of August 31, 2023 Cuiyao Luo advanced $266,334 and Rudong Shi advanced $9,517 respectively to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 15. Operating Lease

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of August 31, 2023 and May 31, 2023:

Assets/liabilities	Classification	August 31, 2023 $	May 31, 2023 $
Assets
Operating lease right-of-use assets	Operating lease assets	126,514	32,358

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	71,953	28,884

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	54,482	3,712

Total lease liabilities		126,435	32,596

The operating lease expense for the three months ended August 31, 2023 and 2022 were as follows:

		Three Months Ended August 31,
Lease cost	Classification	2023	2022
		$	$
Operating lease cost	General and administrative	11,483	16,847

Maturities of operating lease liabilities as of August 31, 2023 were as follows:

Maturity of lease liabilities	Operating leases
Remaining of 2024	$76,277
2025	55,789
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$132,066
Less: interest	(5,631)
Present value of lease payments	$126,435

Maturities of operating lease liabilities as of May 31, 2023, were as follows:

Maturity of Lease Liabilities	Operating Leases
2024	$29,659
2025	3,766
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$33,425
Less: interest	(829)
Present value of lease payments	$32,596

Supplemental information related to operating leases was as follows:

	Three Months Ended August 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$11,483	$16,640
New operating lease assets obtained in exchange for operating lease liabilities	$109,943	$9,749
Weighted average remaining lease term	0.86 year	1.28 years
Weighted average discount rate	4.75%	4.75%

Amortization expense was $11,164 and $15,883 for the three months ended August 31, 2023 and 2022, respectively.

Note 16: Contingent Liabilities

A provision of $82,759 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 17: Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

	For the Three Months Ended August 31,		Quarter to Quarter Comparison
	2023	2022	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	504,517	982,097	(477,580)
Cost of Revenue	(223,930)	(484,712)	260,782
Gross Profit	280,587	497,385	(216,798)
Other Income	4,582	5,350	(768)
Selling and Distribution Expenses	(156,563)	(223,543)	66,980
General and Administrative Expenses	(634,930)	(227,369)	(407,561)
Profit/(Loss) from Operation	(506,324)	51,823	(558,147)
Interest Income/(Expense)	115	351	(236)
Profit/(Loss) before Income Taxes	(506,209)	52,174	(558,383)
Income Taxes	-	(3,898)	3,898
Net Profit/(Loss) before Non-controlling Interest	(506,209)	48,276	(554,485)
Non-controlling Interest	(3,265)	14,263	(17,528)
Profit/(Loss) Attributable to Shareholders	(502,944)	34,013	(536,957)

Revenues

For the three months period ended August 31, 2023, we generated total revenue of $504,517 that included brand name administrative fee $183,081, exhaust gas cleaner, motor oil and auto parts $321,126 and others $310.

	For the Three Months Ended August 31,
	2023	% of Net	2022	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	183,081	36.3%	177,095	18.0%	5,986
Exhaust gas cleaner, motor oil and auto parts	321,126	63.7%	800,235	81.5%	(479,109)
Others	310	0.1%	4,767	0.5%	(4,457)
Total	504,517	100%	982,097	100%	(477,580)

Total revenues for three months ended August 31, 2023 were $504,517 compared to $982,097 for the three months ended August 31, 2022, which decreased by $477,580, mainly due to decrease of sales $203,156 from SZ Lanbei, whereas no sales revenue from SZ Lanbei for the three months ended August 31, 2023, and the increased of sales $214,126 from sales cut off adjustments for the three months ended August 31, 2022.

The Company are engaging in trading of exhaust gas cleaner, auto parts and motor oil to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of Exhaust Gas Cleaner, Auto Parts and Motor Oil

Revenues related to sales of exhaust gas cleaner, auto parts and motor oil are recognized in the consolidated statements of operations and comprehensive income/(loss) at the time when the goods are delivered and the ownership transfer to the customers.

Administrative Fee of Brand Name

We earned the brand name administrative fees from our customers, who pay one-time fixed fee RMB100,000, RMB200,000 and RMB300,000 for one year, RMB90,000 for one to three years and RMB200,000 for one to five years for exchange of (1) the right to use the brand name “Chejiangling / Teenage Hero Car” and “ECXJ”, (2) the right to receive 10% of other new shops’ brand name permission fee, (3) the right to receive 5% of other new shops’ selling, and (4) the right to receive 20% of other new shops’ administrative fee. The fee is not be refundable.

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended August 31, 2023 compared to three months ended August 31, 2022

	For the Three Months Ended August 31,
	2023	2022	Change
	$	$	$
Exhaust gas cleaner, motor oil and auto parts	223,549	478,714	(255,165)
Others	381	5,998	(5,617)
Total	223,930	484,712	(260,782)

Cost of revenue for the three months ended August 31, 2023 were $223,930 compared to $484,712 as of ended August 31, 2022, a decrement of $260,782 is mainly due to the mainly due to decrease of cost of revenue $111,401 from SZ Lanbei, whereas no sales revenue from SZ Lanbei for the three months ended August 31, 2023, and the increased of cost of revenue $139,738 from sales cut off adjustments for the three months ended August 31, 2022.

Gross Profit

Gross profit for the three months ended August 31, 2023 were $280,587 compared to $497,385 as of August 31, 2022, a decrement of $216,798 is mainly due to the decrease sales of motor oil and auto parts.

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended August 31, 2023 compared to three months ended August 31, 2022:

	For The Three Months Ended August 31,
	2023	% of Net	2022	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	156,563	31.4%	223,543	22.8%	(66,980)

Sales and marketing expenses for the three months ended August 31, 2023 were $156,563 compared to $223,543 as of August 31, 2022, a decrease of $66,980 is due to decrease in payroll costs $40,937, transportation costs $40,933, conference expenses $30,826 and offset increased in advertisement and exhibition expenses $48,212.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, facility cost, rental fee and other related expenses.

For three months ended August 31, 2023 compared to three months ended August 31, 2022:

	For the Three Months Ended August 31,
	2023	% of Net	2022	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	634,930	23.2%	227,369	32.8%	407,561

G&A expenses for the three months ended August 31, 2023 were $634,930 compared to $227,369 as of August 31, 2022, an increase of $407,561 was primarily due to the increase of consultancy fee $388,930, amortization of intangible assets $51,266 and offset decrease in payroll costs $29,155.

Taxation

We recorded $0 and $3,898 income tax expenses for the period ended August 31, 2023 and August 31, 2022, respectively.

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

Net Profit/(Loss)

Net loss $502,944 and net profit $34,013 occurred for the three months ended August 31, 2023 and 2022 respectively, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Three Months Ended August 31,		Quarter to Quarter
	2023	2022	Comparison
	$	$	$
Cash Flows provided by/(used in) operating activities	100,463	(863,432)	963,895
Cash Flows used in investing activities	(21,600)	(2,969)	(18,631)
Cash Flows (used in)/provided by financing activities.	(14,204)	130,255	(144,459)
Effects on change in foreign exchange rate	(13,225)	(10,145)	(3,080)
Net Change in cash during period	51,434	(746,291)	797,725

Operating Activities

Cash flow provided by operating activities for the three months ended August 31, 2023 is $100,463 as compared to cash flow used in operating activities for the three months ended August 31, 2023 is $863,432, reflecting an increase of $963,895. The increase in net cash used in operating activities is mainly due to increase cash flow of advanced, accrued liabilities and other payable $1,635,520, amortization of intangible assets $51,266, and offset net cash outflow net loss $554,485 and inventory $188,586.

Investing Activities

Cash flow used in investing activities is $21,600 for the three months ended August 31, 2023, as compared to $2,969 for the three months ended August 31, 2022, reflecting an increase of $18,631. The increase is due to increase of development expenses.

Financing Activities

Cash flow used in financing activities is $14,204 for the three months ended August 31, 2023, compared to provide by financing activities $130,255 for the three months ended August 31, 2022, reflecting a decrease of $144,459. The decrease in net cash provided by financing activities was mainly due to proceeds from share issuance $147.510, advance from directors $18,904 and offset increase repayment to related party and directors $21,955.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of August 31, 2023 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	126,435	71,953	54,482	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of August 31, 2023.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were ineffective and no material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits

Exhibit No.	Description
10.1	Equity transfer agreement, dated August 1, 2023 CXJ Group Co., Limited disposal 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd to Wang Qing with consideration RMB1.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

Date: July 12, 2024

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: July 12, 2024

