Form 10-Q
period 2023-11-30
CXJ GROUP CO., Ltd
filed 2024-07-24
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2024
Common Stock, $0.001 par value	101,710,517

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of November 30, 2023 (unaudited) and May 31, 2023 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended November 30, 2023 and 2023 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months and Six Month Ended November 30, 2023 and 2022 (unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2023 and 2022 (unaudited)	8
	Notes to the Consolidated Financial Statements	9-27
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	33

ITEM 1.	Legal Proceedings	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Mine Safety Disclosures	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	33
Signatures		34

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2023 and May 31, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	November 30, 2023	May 31, 2023
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	68,135	659,451
Accounts receivable	58,263	62,066
Prepayments, deposits and other receivables	381,763	571,382
Due from related party	101,704	-
Inventories	104,352	127,806
Total Current Assets	714,217	1,420,705
NON-CURRENT ASSETS
Property, plant and equipment, net	5,574	4,342
Intangible assets, net	1,240,637	1,312,705
Goodwill	2,792,561	2,792,561
Operating lease right-of-use assets	109,323	32,358
Total Non-current Assets	4,148,095	4,141,966

TOTAL ASSETS	4,862,312	5,562,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	172,840	302,512
Advanced received, accrued expenses and other payables	2,128,104	2,486,125
Due to related party	-	11,252
Amount due to directors	356,158	290,839
Operating lease liabilities, net of current portion	69,034	28,884
Total Current Liabilities	2,726,136	3,119,612
NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	40,008	3,712
TOTAL LIABILITIES	2,766,144	3,123,324

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,710,517 shares issued and outstanding as of November 30, 2023 and May 31, 2023 respectively	101,711	101,711
Additional paid-in capital	5,589,388	5,585,421
Accumulated other comprehensive income (loss)	37,666	32,350
Accumulated deficit	(3,632,597)	(3,307,640)
Total CXJ Group Stockholders’ Equity	2,096,168	2,411,842
Non-controlling interest	-	27,505
TOTAL STOCKHOLDERS’ EQUITY	2,096,168	2,439,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,862,312	5,562,671

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2023

and NOVEMBER 30, 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended November 30,		For The Six Months Ended November 30,
	2023	2022	2023	2022
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$
REVENUE	866,366	529,818	1,370,883	1,511,915

COST OF REVENUE	(335,973)	(241,559)	(559,903)	(726,271)
GROSS PROFIT	530,393	288,259	810,980	785,644

OTHER INCOME/(EXPENSES)	5,751	(86)	10,333	5,264

SELLING AND DISTRIBUTION EXPENSES	(183,389)	(104,343)	(339,952)	(327,886)
GENERAL AND ADMINISTRATIVE EXPENSES	(149,720)	(209,265)	(784,650)	(436,634)
PROFIT/(LOSS) FROM OPERATIONS	203,035	(25,435)	(303,289)	26,388

INTEREST INCOME	181	108	296	459
PROFIT/(LOSS) BEFORE INCOME TAX	203,216	(25,327)	(302,993)	26,847

INCOME TAXES EXPENSE	-	1,513	-	(2,385)
PROFIT/(LOSS) AFTER TAXATION	203,216	(23,814)	(302,993)	24,462
Less: Non-controlling Interest	-	7,482	(3,265)	21,745
PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	203,216	(31,296)	(299,728)	2,717
Other comprehensive income/(loss):
- Foreign exchange adjustment income	(32,385)	33,670	5,316	74,077
COMPREHENSIVE PROFIT/(LOSS)	170,831	2,374	(294,412)	76,794

Net loss per share - Basic and diluted	0.00	0.00	0.00	0.00

Weighted average number of common shares outstanding – Basic and diluted	101,710,517	101,700,747	101,710,517	101,700,747

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended November 30, 2023

	Common Stok		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of August 31, 2023	101,710,517	101,711	5,558,261	70,051	(3,835,813)	-	1,894,210
Common Stock issued	-	-	-	-	-	-	-
Disposal of Subdidiary	-	-	-	-	-	-	-
Accumulated other Comprehensive Income	-	-	31,127	(32,385)	-	-	(1,258)
Net (loss)/profit	-	-	-	-	203,216	-	203,216
Non-controlling interest	-	-	-	-	-	-	-
Balance as of November 30, 2023	101,710,517	101,711	5,589,388	37,666	(3,632,597)	-	2,096,168

For The Six Months Ended November 30, 2023

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	32,350	(3,307,640)	27,505	2,439,347
Common Stock issued	-	-	-	-	-	-	-
Disposal of Subsidiary	-	-	-	6,081.00	(25,229)	(24,240)	(43,388)
Accumulated other Comprehensive Income	-	-	3,967	(765)	-	-	3,202
Net (loss)/profit	-	-	-	-	(299,728)	-	(299,728)
Non-controlling interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of November 30, 2023	101,710,517	101,711	5,589,388	37,666	(3,632,597)	-	2,096,168

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2023 and 2022

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For the six months ended November 30,
	2023	2022
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/Profit	(302,993)	24,462
Adjustments to reconcile net (loss)/profit to net cash provided by/(used in) operating activities
Depreciation and amortization	1,066	610
Amortization of right-of-use assets	30,183	29,777
Amortization of intangible assets	68,871	23,408
Impairment of goodwill	-	9,133
Changes in operating assets and liabilities:
Accounts receivables	(1,395)	(5,046)
Prepayments, deposits and other receivables	170,438	(82,722)
Inventories	(20,115)	216,147
Accounts payable	(116,594)	99,074
Advanced received, accrued liabilities and other payables	(340,404)	(1,118,912)
Operating lease liabilities	(31,907)	(25,340)
Net cash used in operating activities	(542,850)	(829,409)
CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,280)	(2,810)
Purchase of intangible assets	-	(1,404,494)
Disposal of subsidiary, net of cash disposed	(2,804)	319
Net cash used in investing activity	(5,084)	(1,406,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	1,552,004
Advance to related party	(99,749)	(21,067)
Advances from directors	66,996	53,140
Net cash (used in)/provided by financing activities	(32,753)	1,584,077
Effect of exchange rate changes on cash and cash equivalents	(10,629)	(55,212)
Net change in cash and cash equivalents	(591,316)	(707,529)
Cash and cash equivalents, beginning of year	659,451	827,144
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	68,135	119,615

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2023 and year ended may 31, 2023

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of November 30, 2023 and May 31, 2023 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the six months ended November 30, 2023 and 2022 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net profit of $203,216 and net loss of $23,814 during the three months ended November 30, 2023 and 2022, respectively. As of November 30, 2023 and May 31, 2023, the Company had an accumulated deficit of $3,632,597 and $3,307,640, respectively. The Company net cash outflow used in operations was $542,850 during the six months ended November 30, 2023.

As of November 30, 2023 and May 31, 2023, the Company had cash and cash equivalents of $68,135 and $659,451, and current liabilities of $2,726,136 and $3,119,612 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company is currently seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is dependant upon obtaining the necessary financing and negotiating the terms of the existing borrowing to meet our current and future liquidity needs.

(b) Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $3,632,597 and $3,307,640 as of November 30, 2023 and May 31, 2023 respectively. During the period three months ended November 30, 2023 and 2022, the Company generated a net profit $203,216 and net loss of $23,814 respectively. Furthermore, the Company recorded a net cash outflow of $542,850 and $829,409 from operating activities as of November 30, 2023 and 2022 respectively.

The Company’s cash position is not significant to support the Company’s daily operation. While the Company believes in the viability of its business strategy plans such as Cloud chain, Wechat’s sales model and Douyin e-commerce sales model, and its ability to raise additional funds, there can be no assurance to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its major shareholder.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Six months ended
	November 30, 2023	November 30, 2022
Period-end RMB: US$1 exchange rate	7.12	7.09
Period-average RMB: US$1 exchange rate	7.26	7.12

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

Product Revenue

We generate revenue primarily from the sales of automobile exhaust cleaners and auto parts directly to customers. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or shipped to our customers. Our sales arrangements for automobile exhaust cleaners, motor oil and auto parts usually require a full prepayment before the delivery of products.

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

(o) Sales and Distribution Expense

Selling and distribution expenses amounted to $183,389 and $104,343 for the three months ended November 30, 2023 and 2022 respectively. Selling and distribution expenses are mainly included payroll costs $51,344, sales commission $81,428, exhibition and advertisement expenses $17,707, travelling expenses $8,610, sale-related consultancy $3,918, conference expenses $4,875 and logistics expenses $6,470.

(p) General and Administrative Expenses

General and administrative expenses amounted to $149,720 and $209,265 for the three months ended November 30, 2023 and 2022 respectively. General and administrative expenses consist payroll costs $61,654, amortization of intangible assets $51,142 and rental expenses $17,013.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended November 30, 2023 and November 30, 2022, respectively:

	For the three months ended November 30, 2023	For the three months ended November 30, 2022
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and six month ended November 30, 2023 and November 30, 2022, respectively are as follows:

	For the three months ended
	November 30, 2023	November 30, 2022
Current	-	(1,513)
Deferred	-	-
Income tax expense/(income)	-	(1,513)

	For the six months ended
	November 30, 2023	November 30, 2022
Current	-	2,385
Deferred	-	-
Income tax expense/(income)	-	2,385

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of November 30, 2023 and May 31, 2023.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended November 30, 2023 and 2022, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months and six months ended November 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For The Three Months Ended November 30,		For The Three Months Ended November 30,
	2023	2022	2023	2022
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	97,513	37,486	29%	16%
Hubei Shenyuyuan Chemistry Co., Ltd	-	58,497	-	24%
Hebei Gaoyan New Technology Co., Ltd	-	46,619	-	19%
Hubei Shuqi New Technology Co., Ltd	157,180	50,140	47%	21%
Wuxi Anruichi Technology Co., Ltd	-	943	-	0%
Guangzhou Kashide Car Accessories Co., Ltd	7,960	8,733	2%	4%
Bingzhou Yunfei New Energy Co., Ltd	77,003	-	23%	-
Total	339,656	202,418	101%	84%

	For The Six Months Ended November 30,		For The Six Months Ended November 30,
	2023	2022	2023	2022
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	162,839	261,965	29%	36%
Hubei Shenyuyuan Chemistry Co., Ltd	-	58,497	-	8%
Hebei Gaoyan New Technology Co., Ltd	-	46,619	-	6%
Hubei Shuqi New Technology Co., Ltd	330,846	50,140	59%	7%
Nanjing Western Oil Co., Ltd	-	111,401	-	15%
Linyi Niubang International Trading Co., Ltd	-	23,460	-	3%
Wuxi Anruichi Technology Co., Ltd	-	9,202	-	1%
Guangzhou Kashide Car Accessories Co., Ltd	17,731	99,042	3%	14%
Bingzhou Yunfei New Energy Co., Ltd	77,003	-	14%	-
Total	588,419	660,326	105%	90%

Note 7. Account Receivables, Net

As of November 30, 2023 and May 31, 2023. our account receivables are $58,263 and $62,066, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at November 30, 2023 and May 31, 2023:

	As of
	November 30, 2023	May 31, 2023	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	309,061	526,638	(217,577)
Deposits paid	19,597	22,626	(3,029)
Other receivables	53,105	22,118	30,987
Total	381,763	571,382	(189,619)

As of November 30, 2023, the prepayment balance $309,061 represented the prepayment of sales-related consultancy fee, goods and parts purchases. The deposit balance $19,597 is the rental deposit of office and warehouse. Other receivable balance $53,105 represented staff advances $17,993 and short term borrowing to strategy supplier $35,112.

As of November 30, 2023 and May 31, 2023, the prepayments, deposits and other receivables are $381,763 and $571,382 respectively, as compared that is a decrease of $189,619. The decrement is mainly due to decrease in prepayment $217,577 to suppliers, deposits paid $3,029 and offset increase in other receivables $30,987.

Other Receivables

Description	Amount ($)	Remark
Staff advances	17,993	For business conference and function, travelling expenses and office expenses.
Short term borrowing	35,112	Borrow working capital to strategy supplier.
Total	53,105

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

Property, plant and equipment consisted of the following:

	As of	As of
	November 30, 2023	May 31, 2023
	(unaudited)	audited
	$	$
Property, Plant and Equipment	8,433	6,150
Less: Accumulated Depreciation	(2,827)	(1,756)
Foreign translation difference	(32)	(52)
Total property, plant and equipment, net	5,574	4,342

Note 10. Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	As of	As of
	November 30, 2023	May 31, 2023
	(unaudited)	audited
	$	$
Purchased copyrights and software	1,422,829	1,406,470
Less: Accumulated amortization	(182,180)	(96,479)
Foreign translation difference	(12)	2,714
Total purchased copyrights and software, net	1,240,637	1,312,705

The intangible assets consist of costs incurred to develop the software and purchase costs of copyrights for business operations The in house developed software are written off during the year incurred, and the purchase copyrights are amortization over its estimated useful life. During the year, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalized of purchased copyrights. Amortization of $34,435 is provided during the period ended November 30, 2023.

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

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on May 31, of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of HZ CXJ to its carrying value. The Company used the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate.

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

On August 1, 2023, HZ CXJ disposed 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd with the purchase consideration is RMB1 in cash.

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

Note 12. Account Payable

Accounts payable consists of the following:

As of
	November 30, 2023	May 31, 2023	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	172,840	302,512	(129,672)

The account payable balance of $172,840 includes payable to vendors for motor oil and auto parts. It is expected to be paid in the end of 2024.

Note 13. Advanced Received, Accrued Expenses, Deposits Received and Other Payables

Advanced received, accrued expenses, deposits received and other payables consist as below:

	As of
	November 30, 2023	May 31, 2023	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advanced Received	1,516,141	1,987,045	(470,904)
Accrued Expenses	449,003	320,172	128,831
Deposits Received	65,730	64,698	1,032
Other Payables	97,230	114,210	(16,980)
Total	2,128,104	2,486,125	(358,021)

For the three months period ended November 30, 2023, the advanced received, accrued expenses, deposits received and other payables balance is $2,128,104. Advanced received balance $1,516,141 consists of advances from customer for brand name management fees and providing of goods and services, accrued expenses balance $449,003 consists payroll related costs, audit fee and legal fee. Deposit received balance $65,730 is the warranty for usage of brand name, other payables balance $97,230 consists of $84,270 is the provision for business dispute with a customer in the year 2020.

As of November 30, 2023 and May 31, 2023, the advanced received, accrued expenses, deposits received and other payables balances are $2,128,104 and $2,486,125 respectively, as compared that is a decrease of $358,021. The decrement is mainly due to decrease in advanced received $470,904 for brand name management fees and goods, other payables $16,980 and offset increase in accrued expenses 128,831 for audit fees and consultancy fees, deposits received $1,032 for warranty for usage of brand name.

Advanced Received

Description	Amount ($)	Remark
Brand name management fees	1,091,236	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	424,905	Delivery the goods and services as requested by customers.
Total	1,516,141

Advanced received $1,516,141 include prepayment for brand name management fees from customers $1,091,236 and goods from customers $424,905.

Note 14. Related Party Transaction

Amounts due from related parties as of November 30, 2023 and May 31, 2023 are as follows:

Amounts due from related parties

		As of
		November 30,2023	May 31,2023
	Relationship with the Company	(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	-
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	101,404	-
Total		101,704	-

As of November 30, 2023 the Company paid expenses $300 on behalf of New Charles Technology Group Limited and borrowed short term loan $101,404 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to related parties

		As of
		November 30,2023	May 31,2023
	Relationship with the Company	(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & Director	346,467	281,134
Rudong Shi	Director	9,691	9,705
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Mao Wenbin and Niu Baiwna	-	11,252
Total		356,158	302,091

As of November 30, 2023 Cuiyao Luo advanced $346,467 and Rudong Shi advance $9,691 to the company as working capital to pay administrative expenses, which is unsecured, interest-free and payable on demand.

Note 15. Lease Right-Of-Use Asset and Lease Liabilities

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of August 31, 2023 and May 31, 2023:

Assets/liabilities	Classification	November 30, 2023 $	May 31, 2023 $
Assets
Operating lease right-of-use assets	Operating lease assets	109,323	32,358

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	69,034	28,884

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	40,008	3,712

Total lease liabilities		109,042	32,596

The operating lease expense for the three months ended August 31, 2023 and 2022 were as follows:

		Three Months Ended November 30,
Lease cost	Classification	2023	2022
		$	$
Operating lease cost	General and administrative	20,535	15,456

Maturities of operating lease obligation as follow:

Maturities of operating lease liabilities as of November 30, 2023 were as follows:

Maturity of lease liabilities	Operating leases $
Remaining of 2024	72,597
2025	40,741
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	113,338
Less: interest	(4,296)
Present value of lease payments	109,042

Maturities of operating lease liabilities as of May 31, 2023, were as follows:

Maturity of Lease Liabilities	Operating Lease $
2024	29,659
2025	3,766
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	33,425
Less: interest	(829)
Present value of lease payments	32,596

Supplemental information related to operating leases was as follows:

	Three Months Ended November 30,
	2023	2022
	$	$
Cash paid for amounts included in the measurement of lease liabilities	19,323	16,640
New operating lease assets obtained in exchange for operating lease liabilities	-	9,749
Weighted average remaining lease term	0.86 year	1.28 years
Weighted average discount rate	4.75%	4.75%

For the three months ended November 30, 2023 and 2022, the amortization of the operating lease right of use assets are $19,126 and $14,740 respectively.

Note 16: Contingent Liabilities

A provision of $84,270 is provided, where the Company has a business dispute with a customer, and no legal action was taken against us.

Note 17: Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations and comprehensive loss for the periods presented, both in absolute amount and as a percentage of our revenues for the periods presented. This information should be read together with our audited consolidated financial statements and related notes as well as unaudited interim consolidated financial statements and related notes included elsewhere in this Form 10-Q. The results of operations in any period are not necessarily indicative of our future trends.

	For The Three Months Ended November 30,		Quarter to Quarter Comparison
	2023	2022	Increase/(Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	866,366	529,818	336,548
Cost of Revenue	(335,973)	(241,559)	(94,414)
Gross Profit	530,393	288,259	242,134
Other Income/(Expenses)	5,751	(86)	5,837
Selling and Distribution Expenses	(183,389)	(104,343)	(79,046)
General and Administrative Expenses	(149,720)	(209,265)	59,545
Profit/(Loss) from Operation	203,035	(25,435)	228,470
Interest Income/(Expense)	181	108	73
Profit/(Loss) before Income Taxes	203,216	(25,327)	228,543
Income Taxes	-	1,513	(1,513)
Net Profit/(Loss) before Non-controlling Interest	203,216	(23,814)	227,030
Non-controlling Interest	-	7,482	(7,482)
Profit/(Loss) Attributable to Shareholders	203,216	(31,296)	234,512

a) Revenues

For the three months period ended November 30, 2023, we generated total revenue of $866,366 that included brand name administrative fee $366,082, exhaust gas cleaner, motor oil and auto parts $499,355 and others $929.

	For The Three Months Ended November 30,
	2023	% of Net	2022	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	366,082	42.3%	186,465	35.2%	179,617
Exhaust gas cleaner, motor oil and auto parts	499,355	57.6%	342,640	64.7%	156,715
Others	929	0.1%	713	0.1%	216
Total	866,366	100%	529,818	100%	336,548

Total revenues for three months ended November 30, 2023 were $866,366 compared to $529,818 for the three months ended November 30, 2022, which increased by $336,548, mainly due to the increase of brand name administrative fee $179,617, sales of exhaust gas cleaner $108,128, motor oil and auto parts $48,587and others $216.

The Company are engaging in trading of auto parts, motor oil and automobile exhaust gas cleaners to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended November 30, 2023 compared to three months ended November 30, 2022 as below:

	For the Three Months Ended November 30,
	2023	2022	Change
	$	$	$
Exhaust gas cleaner, motor oil and auto parts	335,295	240,765	94,530
Others	678	794	(116)
Total	335,973	241,559	94,414

Cost of revenue for the three months ended November 30, 2023 were $335,973 compared to $241,559 as of ended November 30, 2022, an increase of $94,414 is mainly due to the increased of sales of exhaust gas cleaners $78,927, motor oil and auto parts $15,603, and offset decrease in others products $116.

Gross Profit

Gross profit for the three months ended November 30, 2023 were $530,393 compared to $288,259 as of November 30, 2022, an increment of $242,134 is mainly due to the increase of brand name administrative fee $179,617, sales of exhaust gas cleaner $29,201, motor oil and auto parts $32,984.

Selling and Distribution Expenses

Selling and Distribution expenses include salary, sales-related consultancy fee, travelling expenses, sales commission, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended November 30, 2023 compared to three months ended November 30, 2022 as below:

	For The Three Months Ended November 30,
	2023	% of Net	2022	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	183,389	21.2%	104,343	19.7%	79,046

Sales and marketing expenses for the three months ended November 30, 2023 were $183,389 compared to $140,343 as of November 30, 2022, an increase of $79,046 is due to increase in sales commission $81,428.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, consultancy fees, rental fee and other related expenses.

For three months ended November 30, 2023 compared to three months ended November 30, 2022 as below:

	For the Three Months Ended November 30,
	2023	% of Net	2022	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	149,720	17.3%	209,265	39.5%	(59,545)

G&A expenses for the three months ended November 30, 2023 were $149,720 compared to $209,265 as of November 30, 2022. a decrease of $59,545 was primarily due to decrease of consultancy fees $79,338, payroll costs $44,827 and offset increase of amortization of intangible assets $27,734, office expenses $11,305 and rental $8,268.

Taxation

We recorded zero and ($1,513) in income tax expenses for the period ended November 30, 2023 and November 30, 2022, respectively. Received a corporation tax refund $1,513 from tax authority in November 2022.

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

Net Profit

Net profit for the three months ended November 30, 2023 is $203,216 compared to net loss $23,814 as of November 30, 2022, an increase of profit $227,030 is due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Six Months Ended November 30,		Quarter to Quater
	2023	2022	Comparison
	$	$	$
Cash Flows used in operating activities	(542,850)	(829,409)	286,559
Cash Flows used in investing activities	(5,084)	(1,406,985)	1,401,901
Cash Flows (used in)/provided by financing activities.	(32,753)	1,584,077	(1,616,830)
Effects on change in foreign exchange rate	(10,629)	(55,212)	44,583
Net Change in cash during period	(591,316)	(707,529)	116,213

Operating Activities

Cash flow used in operating activities for the six months ended November 30, 2023 is $542,850 as compared to the amount of $829,409 used in operating activities for the six months ended November 30, 2022, reflecting an increase of cash flow $286,559. The increase in net cash flow is mainly from cash inflow accrued liabilities and other payable $778,508, prepayment, deposit and other receivables $253,160 and amortization of intangible assets $45,463, and offset cash outflow in decrease net profit by $327,455, inventory $236,262 and accounts payable $215,668.

Investing Activities

Cash flow used investing activities is $5,084 for the six months ended November 30, 2023, as compared to cash flow used in investing activities $1,406,985 for the six months ended November 30, 2022, reflecting an increase of cash flow $1,401,901. The decrease of cash outflow is due to Mr. Lixin Cai increased the share capital of HZ CXJ to $1,410,437 (or RMB10,000,000) by capitalized of purchased copyrights.

Financing Activities

Cash flow used in financing activities is $32,753 for the six months ended November 30, 2023, compared to cash flow provided by financing activities $1,584,077 for the six months ended November 30, 2022, reflecting a decrease of $1,616,830. The decrease in net cash provided by financing activities was mainly due to proceeds from share issuance $1,552,004, repayment to related party $78,682 and offset advance from directors $13,856.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of November 30, 2023 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	109,042	69,034	40,008	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of November 30, 2023.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were ineffective and no material weaknesses in our internal control over financial reporting.

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

Date: July 24, 2024

	By:	/s/ Lixin Cai
	Title:	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: July 24, 2024

