Form 10-Q
period 2024-02-29
CXJ GROUP CO., Ltd
filed 2024-08-12
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number 000-56425

CXJ GROUP CO., Limited

(Exact name of registrant as specified in its charter)

Nevada	85-2041913
(State or jurisdiction of Classification Code Number)	(I.R.S. Employer incorporation or organization)

Room 401, 4th Floor, East Block Building 5,

Xintiandi Business Center, No. 7 Anqiaogang Road,

Gongshu District, Hangzhou City,

Zhejiang Province, China 310017.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2024
Common Stock, $0.001 par value	101,710,517

CXJ GROUP CO., LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of February 29, 2024 (unaudited) and May 31, 2023 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended February 29, 2024 and February 28, 2023 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months and Nine Month Ended February 29, 2024 and February 28, 2023 (unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2024 and February28, 2023 (unaudited)	8
	Notes to the Consolidated Financial Statements	9-26
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	33

ITEM 1.	Legal Proceedings	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Mine Safety Disclosures	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	33
Signatures		34

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2024 and May 31, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	February 29, 2024	May 31, 2023
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	18,088	659,451
Accounts receivable	57,695	62,066
Prepayments, deposits and other receivables	374,160	571,382
Due from related party	60,383	-
Inventories	64,144	127,806
Total Current Assets	574,470	1,420,705

NON-CURRENT ASSETS
Property, plant and equipment, net	4,931	4,342
Intangible assets, net	1,193,788	1,312,705
Goodwill	2,792,561	2,792,561
Operating lease right-of-use assets	92,779	32,358
Total Non-current Assets	4,084,059	4,141,966

TOTAL ASSETS	4,658,529	5,562,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	88,265	302,512
Advanced received	1,154,200	1,987,045
Accrued expenses and other payables	824,550	499,080
Due to related party	-	11,252
Amount due to directors	293,819	290,839
Operating lease liabilities, net of current portion	67,375	28,884
Total Current Liabilities	2,428,209	3,119,612

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	25,250	3,712

TOTAL LIABILITIES	2,453,459	3,123,324

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,710,517 shares issued and outstanding as of February 29, 2024 and May 31, 2023 respectively	101,711	101,711
Additional paid-in capital	5,589,388	5,585,421
Accumulated other comprehensive income (loss)	37,827	32,350
Accumulated deficit	(3,523,856)	(3,307,640)
Total CXJ Group Stockholders’ Equity	2,205,070	2,411,842
Non-controlling interest	-	27,505
TOTAL STOCKHOLDERS’ EQUITY	2,205,070	2,439,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,658,529	5,562,671

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2024

and FEBRUARY 28, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended		For The Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$	$	$
REVENUE	390,268	191,637	1,761,151	1,703,552

COST OF REVENUE	(63,528)	(42,541)	(623,431)	(768,812)
GROSS PROFIT	326,740	149,096	1,137,720	934,740

OTHER INCOME/(EXPENSES)	48	6,243	10,381	11,507

SELLING AND DISTRIBUTION EXPENSES	(79,920)	(125,193)	(419,872)	(453,079)
GENERAL AND ADMINISTRATIVE EXPENSES	(132,964)	(165,019)	(917,614)	(601,653)
PROFIT/(LOSS) FROM OPERATIONS	113,904	(134,873)	(189,385)	(108,485)

INTEREST INCOME	64	40	360	499
PROFIT/(LOSS) BEFORE INCOME TAX	113,968	(134,833)	(189,025)	(107,986)

INCOME TAXES EXPENSE	(5,227)	(1,252)	(5,227)	(3,637)
PROFIT/(LOSS) AFTER TAXATION	108,741	(136,085)	(194,252)	(111,623)
Less: Non-controlling Interest	-	(8,975)	(3,265)	12,770
PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	108,741	(127,110)	(190,987)	(124,393)
Other comprehensive income/(loss):
- Foreign exchange adjustment income	161	(23,433)	5,477	50,624
COMPREHENSIVE PROFIT/(LOSS)	108,902	(150,543)	(185,510)	(73,769)

Net loss per share - Basic and diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,710,517	101,703,968	101,710,517	101,703,968

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended February 29, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of November 30, 2023	101,710,517	101,711	5,589,388	37,666	(3,632,597)	-	2,096,168
Common Stock Issued	-	-	-	-	-	-	-
Accumulated other Comprehensive Income	-	-	-	161	-	-	161
Net (Loss)/Profit	-	-	-	-	108,741	-	108,741
Non-controlling Interest	-	-	-	-	-	-	-
Balance as of February 29, 2024	101,710,517	101,711	5,589,388	37,827	(3,523,856)	-	2,205,070

For The Nine Months Ended February 29, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	32,350	(3,307,640)	27,505	2,439,347
Common Stock Issued	-	-	-	-	-	-	-
Disposal of Subsidiary	-	-	-	6,081	(25,229)	(24,240)	(43,388)
Accumulated Other Comprehensive Income/(Loss)	-	-	3,967	(604)	-	-	3,363
Net (Loss)/Profit	-	-	-	-	(190,987)	-	(190,987)
Non-controlling Interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of February 29, 2024	101,710,517	101,711	5,589,388	37,827	(3,523,856)	-	2,205,070

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended February 28, 2023

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of November 30, 2022	101,710,517	101,711	5,589,388	14,942	(2,166,782)	51,050	3,590,309
Common Stock Issued	-	-	-	-	-	-	-
Accumulated Other Comprehensive Income/(Loss)	-	-	30,485	(23,433)	-	-	7,052
Net (Loss)/Profit	-	-	-	-	(127,110)	-	(127,110)
Non-controlling Interest	-	-	-	-	-	(8,975)	(8,975)
Balance as of February 28, 2023	101,710,517	101,711	5,619,873	(8,491)	(2,293,892)	42,075	3,461,276

For The Nine Months Ended February 28, 2023

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock Issued	223,500	224	1,557,723	-	-	-	1,557,947
Accumulated Other Comprehensive Income	-	-	30,485	50,624	-	-	81,109
Net (Loss)/Profit	-	-	-	-	(124,393)	-	(124,393)
Non-controlling Interest	-	-	-	-	-	12,770	12,770
Balance as of February 28, 2023	101,710,517	101,711	5,619,873	(8,491)	(2,293,892)	42,075	3,461,276

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2024 and February 28, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For The Nine Months Ended
	February 29, 2024	February 28, 2023
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(194,252)	(111,623)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	1,674	998
Amortization of right-of-use assets	49,992	47,208
Amortization of intangible assets	104,895	60,650
Impairment of goodwill	-	9,133
Changes in operating assets and liabilities:
Accounts receivables	(1,395)	(5,229)
Prepayments, deposits and other receivables	179,091	(74,457)
Inventories	18,458	238,297
Accounts payables	(201,372)	60,486
Advanced received, accrued liabilities and other payables	(484,702)	(1,127,044)
Operating lease liabilities	(52,970)	(43,367)
Net cash used in operating activities	(580,581)	(944,948)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,315)	(2,912)
Purchase of intangible assets	-	(1,455,604)
Acquisition of subsidiary, net of cash acquired	-	319
Disposal of subsidiary, net of cash disposed	(2,804)	-
Net cash used in investing activity	(5,119)	(1,458,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	1,603,114
Advance to related parties	(60,720)	(16,012)
Advances from directors	3,538	75,583
Net cash (used in)/provided by financing activities	(57,182)	1,662,685
Effect of exchange rate changes on cash and cash equivalents	1,519	(24,659)
Net change in cash and cash equivalents	(641,363)	(765,119)
Cash and cash equivalents, beginning of year	659,451	827,144
CASH AND CASH EQUIVALENTS, END OF YEAR	18,088	62,025

CXJ GROUP CO., LIMITED

NOTES TO CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2024 and year ended may 31, 2023

EXPRESS IN UNITED STATES DOLLARS

(Unaudited)

Note 1. Company Overview

CXJ Group Co., Limited (“we”, “us”, the “Company” or “ECXJ”) was originally incorporated in State of Nevada on August 20, 1998 under the name Global II, Inc and underwent several name changes prior to its current name. Until August 2019, the Company was known as Global Entertainment Corp., which was a dormant company.

On March 4, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for the Company, proper notice having been given to the officers and directors of Global Entertainment Corporation. There was no opposition. On June 18, 2019, control of the Company was transferred by the entity controlled by Custodian Ventures, LLC to Xinrui Wang, our director, by selling him 10,000,000 shares of Series A Preferred stock and 17,700,000 shares of common stock for a purchase price of $175,000.

On June 21, 2019, Lixin Cai was appointed as the new President, CEO, Secretary and Chairman of the Board of Directors of the Company. On June 21, 2019, Cuiyao Luo was appointed as the new CFO, Treasurer and Member of the Board of Directors of the Company. On September 30, 2019, the Company appointed three more members to the Board of Directors of the Company, and they are Xinrui Wang, Wenbin Mao and Baiwan Niu.

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

On July 15, 2022, Mr. Wenbin Mao, Mr. Baiwan Niu, Mr. Tianbing Yang and Ms. Cuiyao Luo tendered their resignation for personal reasons and resigned as members of the Board of the Company effective from 28 July, 2022. The Board accepted the resignation of Mr. Wenbin Mao, Mr. Baiwan Niu, Mr. Tianbing Yang and Ms. Cuiyao Luo , and expressed sincere gratitude for their service term as a member of the Board.

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of CXJ Group Co., Limited (“the Company”) signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd), a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will longer the subsidiary of CXJ Group Co., Ltd.

On August 14, 2023, the Board approved the appointment of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2022 and May 31, 2023 effective immediately.

On May 3, 2024, the Board approved the resignation of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s independent registered public accounting firm with immediate effective.

On May 3, 2024, the Board approved the appointment of J & S Associate Plt (“J & S”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2024 effective immediately.

ECXJ, through its wholly owned subsidiary, CXJ and its subsidiaries and the VIE own and operate an active automobiles products trading and services business in the People’s Republic of China.

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of February 29, 2024 and May 31, 2023 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the nine months ended February 29, 2024 and February 28, 2023 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net profit of $108,741 and net loss of $136,085 during the three months ended February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024 and May 31, 2023, the Company had an accumulated deficit of $3,523,856 and $3,307,640, respectively. The Company’s net cash outflow used in operations of amounted to $580,581 during the nine months ended February 29, 2024.

As of February 29, 2024 and May 31, 2023, the Company had cash and cash equivalents of $18,088 and $659,451, and current liability of $2,428,209 and $3,119,612 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

The company currently is seeking to restructure the terms of our liabilities by raising funds to pay off liabilities. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing borrowing to meet our current and future liquidity need.

(b) Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $3,523,856 and $3,307,640 as of February 29, 2024 and May 31, 2023 respectively. During the period nine months ended February 29, 2024 and February 28, 2023, the Company incurred a net loss of $194,252 and $111,623 respectively. Furthermore, the Company recorded a net cash out flows of $580,581 and $944,948 as of February 29, 2024 and February 28, 2023 respectively.

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

To comply with PRC laws and regulations, the Company provides substantially trading of motor oil, auto parts, exhaust gas cleaners and brand name management services in China via its VIE, which hold critical operating licenses that enable the Company to do business in China. Substantially all of the Company’s revenues, costs and net income (loss) in China are directly or indirectly generated through this VIE. The Company has signed various agreements with its VIE and legal shareholders of the VIE to allow the transfer of economic benefits from the VIE to the Company and to direct the activities of the VIE.

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

Entity Name	Date of Incorporation	Parent Entity	Interest %	Nature of Operation	Place of Incorporation
CXJ Investment Group Company Ltd (BVI CXJ)	2020/2/19	US CXJ	100%	Investment holding	British Virgin Islands
CXJ (HK) Technology Group Company Ltd (HK CXJ)	2020/3/11	BVI CXJ	100%	Investment holding	Hong Kong, PRC
CXJ (Shenzhen) Technology Co., Ltd (SZ CXJ)	2020/5/26	HK CXJ	100%	Investment holding	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd (HZ CXJ)	2019/3/28	SZ CXJ	100%	Trading,brand name management fee and consultancy services	PRC
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd (QD CXJ)	2019/8/19	HZ CXJ	100%	Trading and consultancy services	PRC
Xishijie Automobile Industry Ecological Technology Co., Ltd (Formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd.) (SZ Lanbei)	2020/10/28	HZ CXJ	51%	Trading and consultancy services	PRC
Longkou Xianganfu Trading Co., Ltd. (Longkou CXJ)	2018/4/23	SZ CXJ	100%	Trading and consultancy services	PRC

The Company disposed of its 51% equity interest of Xishijie Automobile Industry Ecological Technology Co., Ltd （formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd）on August 1, 2023 to a third party for a consideration of RMB1.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Nine months ended
	February 29, 2024	February 28, 2023
Period-end RMB: US$1 exchange rate	7.19	6.94
Period-average RMB: US$1 exchange rate	7.15	6.87

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months.

(g) Accounts Receivables and Allowance for Doubtful Accounts

Accounts receivables are stated at the historical carrying amount net of allowance for doubtful accounts.

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

Under Topic 606, revenues are recognized when the promised products have been confirmed and when delivery of goods and services have been transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those goods and services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

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

(0) Sales and Distribution Expense

Selling and distribution expenses amounted to $79,920 and $125,193 for the three months ended February 29, 2024 and February 28, 2023 respectively. Selling and distribution expenses are mainly included salary $43,157, commission fee $7,552, transportation expenses $6,980, advertisement $6,783, conference $6,850, travelling expenses $5,388, entertainment expenses $2,888 and other expenses $322.

(p) General and Administrative Expenses

General and administrative expenses amounted to $132,964 and $165,019 for the three months ended February 29, 2024 and February 28, 2023 respectively. General and administrative expenses consist of payroll costs $54,002, consultancy fees $8,659, amortization of intangible assets $43,342, rental expenses $18,310, office expenses $4,621, travelling expenses $1,794 and other expenses $2,236.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended February 29, 2024 and February 28, 2023, respectively:

	For The Three Month Ended February 29, 2024	For The Three Months Ended February 28, 2023
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and nine months ended February 29, 2024 and February 28, 2023 respectively are as follows:

	For The Three Months Ended
	February 29, 2024	February 28, 2023
Current	5,227	1,252
Deferred	-	-
Income tax expense/(income)	5,227	1,252

	For The Nine Months Ended
	February 29, 2024	February 28, 2023
Current	5,227	3,637
Deferred	-	-
Income tax expense/(income)	5,227	3,637

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

(v) Profit/(Loss) Per Share

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

Below are the profit/(loss) per share for the period ended February 29, 2024 and February 28, 2023 respectively:

	For The Three Months Ended
	February 29, 2024	February 28, 2023
	Unaudited	Unaudited
	$	$
Comprehensive Profit/(Loss)	108,902	(150,543)

Weighted Average Number Of Common Shares Outstanding – Basic And Diluted	101,710,517	101,703,968

Profit/(Loss) Per Share - Basic And Diluted	0.00	(0.00)

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

On November 4, 2022, CXJ (Shenzhen) Technology Co., Ltd acquired 100% equity interest of Longkou Xianganfu Trading Co., Ltd (a Chinese company) from Rudong Shi with a purchase consideration of RMB1. After the acquisition comes into effect, Longkou Xianganfu Trading Co., Lt will share profits and risks and losses in proportion to the equity. Rudong Shi will become the legal representative of Longkou Xianganfu Trading Co., Ltd.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of February 29, 2024 and May 31, 2023.

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

For the three months ended February 29, 2024 and February 28, 2023, there were no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b)	Major Suppliers

For the three months and nine months ended February 29, 2024 and February 28, 2023, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

For The Three Months Ended February 29, 2024

	For The Three Months Ended		For The Three Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	$	$	%	%
Nanjing Xigua Automobile Co., Ltd	16,445	-	26%	-
Hubei Shuqi New Technology Co., Ltd	-	12,373	-	29%
Yantai Yuandong Precise Chemical Co., Ltd		14,847		35%
Total	16,445	27,220	26%	64%

For The Nine Months Ended February 29, 2024

	For The Nine Months Ended		For The Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	162,839	261,965	26%	34%
Hubei Shuqi New Technology Co., Ltd	330,846	62,513	53%	8%
Nanjing Western Oil Co., Ltd	-	111,401	-	14%
Bingzhou Yunfei New Energy Co., Ltd	77,003	-	12%	-
Guangzhou Kashide Car Accessories Co., Ltd	17,731	99,339	3%	13%
Total	588,419	535,218	94%	70%

Note 7. Account Receivables, Net

As of February 29, 2024 and May 31, 2023 our account receivables are $57,695 and $62,066, respectively.

Note 8. Prepayment, Deposits and Other Receivables

Prepaid expenses and other receivables consisted of the following at February 29, 2024 and May 31, 2023:

	As of
	February 29, 2024	May 31, 2023	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	329,781	526,638	(196,857)
Deposits paid	15,234	22,626	(7,392)
Other receivables	29,145	22,118	7,027
Total	374,160	571,382	(197,222)

As of February 29, 2024, the prepayment balance $329,781 represented the prepayment of sales-related consultancy fee, goods and parts purchases. The deposit balance $15,234 is the rental deposit of office and warehouse. Other receivable balance $29,145 represented staff advances of $7,587 for business conference, travelling expenses and office expenses and short term borrowing $21,558 to strategy supplier.

As of February 29, 2024 and May 31, 2023, the prepayments, deposits and other receivables are $374,160 and $571,382 respectively, as compared that is a decrease of $197,222. The decrement is mainly due to decrease in prepayment $196,857 to suppliers, deposits paid $7,392 and offset increase in other receivables $7,027.

Other Receivables

Description	Amount ($)	Remark
Staff advances	7,587	For business conference and function, travelling expenses and office expenses.
Short term borrowing	21,558	Advanced working capital to strategy supplier for restructuring of supply chain system. The period of borrowing is one year and interest free.
Total	29,145

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years.

Property, plant and equipment consisted of the following:

	As of	As of
	February 29, 2024	May 31, 2023
	(unaudited)	audited
	$	$
Property, Plant and Equipment	8,433	6,150
Less: Accumulated depreciation	(3,419)	(1,756)
Foreign translation difference	(83)	(52)
Total property, plant and equipment, net	4,931	4,342

Note 10. Intangible Assets

The intangible assets consist of costs incurred to develop the software and purchase costs of copyrights for business operations The in house developed software costs are written off during the year incurred, and the purchase copyrights are amortization over its estimated useful life. During the year, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalization of purchased copyrights.

Intangible assets and related accumulated amortization are as followed:

	As of	As of
	February 29, 2024	May 31, 2023
	(unaudited)	audited
	$	$
Purchased copyrights and software	1,422,829	1,406,470
Less: Accumulated amortization	(217,145)	(96,479)
Foreign translation difference	(11,896)	2,714
Total purchased copyrights and software, net	1,193,788	1,312,705

The amortization of copyrights $34,965 is provided during the three months period ended February 29, 2024.

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

On August 1, 2023, HZ CXJ disposed its 51% equity interest of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) for a purchase consideration of RMB1 in cash.

The purchase price was allocated on the disposal date of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) as follow:

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

Note 12. Account Payable

Accounts payable consists of the following:

As of
	February 29, 2024	May 31, 2023	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	88,265	302,512	(214,247)

The account payable balance of $88,265 includes payable to vendors for motor oil and auto parts. It was expected to be paid in the end of May 31, 2024.

Note 13. Advanced Received, Accrued Expenses and Other Payable

	As of
	February 29, 2024	May 31, 2023	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advanced Received	1,154,200	1,987,045	(832,845)
Accrued Expenses	665,995	320,172	345,823
Deposit Received	61,196	64,698	(3,502)
Other Payable	97,359	114,210	(16,851)
Total	1,978,750	2,486,125	(507,375)

Advanced received balance $1,154,200 consists of advances from customer for brand name management fees and providing of goods and services. Accrued expenses balance $665,995 consists of payroll related costs, consultancy fees, audit fees and VAT payable. Deposit received balance $61,196 is the warranty for usage of brand name. Other payable balance $97,359 consists of $83,449 is the provision for business dispute with a customer in the year 2020 and intention fund $13,910.

As of February 29, 2024 and May 31, 2023, the advanced received, accrued expenses and other payable balances are $1,978,750 and $2,486,125 respectively, as compared that is a decrease of $507,375. The decrement is mainly due to decrease in advance received $832,845, deposit received $3,502 and other payable 16,851, offset increase of accrued expenses $345,823.

Advanced Received

Description	Amount ($)	Remark
Brand name management fees	790,433	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	363,767	Deliver the goods and services as requested by customers.
Total	1,154,200

Advanced received $1,154,200 include advance from brand name management fees from customers $790,433 and prepayment of goods and services from customers $363,767.

Note 14. Related Party Transaction

Names of related parties	Relationship with the Company
New Charles Technology Group Limited	Controlled by Lixin Cai
Lixin Cai	CEO and Director
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo
Cuiyao Luo	CFO and major shareholder
Rudong Shi	Director
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by major shareholders

The Company had the following related party balances and transactions as of and for the nine months ended February 29, 2024 and the year ended May 31, 2023. All related parties are controlled by either the founder or the directors of the Company.

Amounts Due From Related Parties

		As of
	Relationship with the	February 29, 2024	May 31, 2023
	Company	(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	-
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	60,083	-
Total		60,383	-

As of February 29, 2024, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $60,083 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to related parties

		As of
	Relationship with the	February 29, 2024	May 31, 2023
	Company	(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & Director	284,222	281,134
Rudong Shi	Director	9,597	9,705
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Mao Wenbin and Niu Baiwan	-	11,252
Total		293,819	302,091

As of February 29, 2024, Cuiyao Luo advanced $284,222 and Rudong Shi advance $9,597 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 15. Lease Right-Of-Use Asset and Lease Liabilities

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of February 29, 2024 and May 31, 2023:

Assets/liabilities	Classification	February 29, 2024 $	May 31, 2023 $
Assets
Operating lease right-of-use assets	Operating lease assets	92,779	32,358

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	67,375	28,884

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	25,250	3,712

Total lease liabilities		92,625	32,596

The operating lease expense for the three months ended February 29, 2024 and February 28, 2023 were as follows:

		Three Months Ended
Lease cost	Classification	February 29, 2024	February 28, 2023
		$	$
Operating lease cost	General and administrative	20,571	17,037

Maturities of operating lease obligation as follow:

Maturities of operating lease liabilities as of February 29, 2024 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2024	70,185
2025	25,566
2026	-
2027	-
Thereafter	-
Total lease payments	95,751
Less: interest	(3,126)
Present value of lease payments	92,625

Maturities of operating lease liabilities as of May 31, 2023, were as follows:

Maturity of Lease Liabilities	Operating Leases $
2024	29,659
2025	3,766
2026	-
2027	-
Thereafter	-
Total lease payments	33,425
Less: interest	(829
Present value of lease payments	32,596

Supplemental information related to operating leases was as follows:

	Three Months Ended
	February 29, 2024	February 28, 2023
	$	$
Cash paid for amounts included in the measurement of lease liabilities	19,546	17,105
New operating lease assets obtained in exchange for operating lease liabilities	-	11,525
Weighted average remaining lease term	1.18 years	0.96 year
Weighted average discount rate	4.75%	4.75%

For the three months ended February 29, 2024 and February 28, 2023, the amortization of the operating lease right of use assets are $19,345 and $16,348 respectively.

Note 16. Contingent Liabilities

A provision of $83,449 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Note 17. Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 29, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the period ended February 28, 2024 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For The Three Months Ended		Quarter to Quarter Comparison
	February 29, 2024	February 28, 2023	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	390,268	191,637	198,631
Cost of Revenue	(63,528)	(42,541)	(20,987)
Gross Profit	326,740	149,096	177,644
Other Income	48	6,243	(6,195)
Selling and Distribution Expenses	(79,920)	(125,193)	45,273
General and Administrative Expenses	(132,964)	(165,019)	32,055
Profit/(Loss) from Operation	113,904	(134,873)	248,777
Interest Income	64	40	24
Profit/(Loss) before Income Taxes	113,968	(134,833)	248,801
Income Taxes	(5,227)	(1,252)	(3,975)
Net Profit/(Loss) before Non-controlling Interest	108,741	(136,085)	244,826
Non-controlling Interest	-	(8,975)	8,975
Profit/(Loss) Attributable to Shareholders	108,741	(127,110)	235,851

Revenues

For the three months period ended February 29, 2024, we generated total revenue of $390,268 that included brand name administrative fee $301,674, exhaust gas cleaner, motor oil and auto parts $87,653 and others $941.

	For The Three Months Ended
	February 29, 2024	% of Net	February 28, 2023	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	301,674	77.3%	130,431	68.1%	171,243
Exhaust gas cleaners, motor oil and auto parts	87,653	22.5%	60,419	31.5%	27,234
Others	941	0.2%	787	0.4%	154
Total	390,268	100%	191,637	100%	198,631

Total revenues for the three months ended February 29, 2024 were $390,268 compared to $191,637 for the three months ended February 28, 2023, which increased by $198,631, mainly due to the increase of brand name administrative fee $171,243, sales of exhaust gas cleaners, motor oil and auto parts $27,234 and others $154,

The Company are engaging in trading of exhaust gas cleaners, motor oil and auto parts to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of Exhaust Gas Cleaners, Motor Oil and Auto Parts

The Company received the purchase order from their third-party agents, the selling price is based on the purchase price plus a certain margin. Revenues related to sales of exhaust gas cleaners, motor oil and auto parts are recognized in the consolidated statements of operations and comprehensive income/(loss) at the time when the goods are delivered and the ownership transfer to the third-party agents.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended February 29, 2024 compared to three months ended February 28, 2023 as below:

	For The Three Months Ended
	February 29, 2024	February 28, 2023	Change
	$	$	$
Exhaust gas cleaners, motor oil and auto parts	63,147	41,762	21,385
Others	381	779	(398)
Total	63,528	42,541	20,987

Cost of revenue for the three months ended February 29, 2024 were $63,528 compared to $42,541 for the three months ended February 28, 2023, an increase of $20,987 is mainly due to the increase of sales of exhaust gas cleaners, motor oil and auto parts $21,385 and offset decrease of others $398.

Gross Profit

Gross profit for the three months ended February 29, 2024 were $326,740 compared to $149,096 for the three months ended February 28, 2023, an increase of $177,644 is mainly due to the increase of brand name administrative fee $171,243.

Selling and Distribution Expenses

Selling and Distribution expenses include salary, sales-related consultancy fee, sales commission, travelling expenses, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended February 29, 2024 compared to three months ended February 28, 2023 are as below:

	For The Three Months Ended
	February 29, 2024	% of Net	February 28, 2023	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	79,920	20.5%	125,193	65.3%	(45,273)

Sales and marketing expenses for the three months ended February 29, 2024 were $79,920 compared to $125,193 for the three months ended February 28, 2023, the decrement was mainly due to decrease in payroll costs $15,313 and sales commission $38,544.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of salary, employee benefits, amortization of intangible assets, consultancy fees, rental fee and other related expenses.

For three months ended February 29, 2024 compared to three months ended February 28, 2023

	For The Three Months Ended
	February 29, 2024	% of Net	February 28, 2023	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	132,964	34.1%	165,019	86.1%	(32,055)

G&A expenses for the three months ended February 29, 2024 were $132,964 compared to $165,019 for the three months ended February 28, 2023, a decrease of $32,055 was primarily due to the decrease of payroll costs $11,411 and amortization of intangible assets $12,138 and travelling expenses $6,795.

Taxation

We recorded $5,227 and $1,252 in income tax expenses for the period ended February 29, 2024 and February 28, 2023, respectively.

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

Net Profit/(Loss)

Net profit for the three months ended February 29, 2024 is $108,741 compared to net loss $136,085 as of February 28, 2023, an increase of profit $244,826 is due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For The Three Months Ended
	February 29, 2024	February 28, 2023	Quarter to Quater Comparison
	$	$	$
Cash Flows used in operating activities	(580,581)	(944,948)	364,367
Cash Flows used in investing activities	(5,119)	(1,458,197)	1,453,078
Cash Flows (used in)/provided by financing activities.	(57,182)	1,662,685	(1,719,867)
Effects on change in foreign exchange rate	1,519	(24,659)	26,178
Net Change in cash during period	(641,363)	(765,119)	123,756

Operating Activities

Cash flow used in operating activities for the nine months ended February 29, 2024 is $580,581 as compared to the amount of $944,948 used in operating activities for the nine months ended February 28, 2023, reflecting an increase of cash flow $364,367. The increase in net cash flow is mainly due to increase of advanced, accrued liabilities and other payable $642,342, prepayment, deposit, other receivables $253,548, amortization of intangible assets $44,245, and offset decrease in profit $82,629, accounts payable $261,858, inventory $219,839 and impaired of goodwill $9,133.

Investing Activities

Cash flow used in investing activities is $5,119 for the nine months ended February 29, 2024, as compared to $1,458,197 for the nine months ended February 28, 2023, reflecting an increase of cash flow $1,453,078. The increase in cash flow is due to Mr. Lixin Cai increased the share capital of HZ CXJ to $1,410,437 (or RMB10,000,000) by capitalized of purchased copyrights in the period ended February 28, 2023.

Financing Activities

Cash flow used in activities is $57,182 for the nine months ended February 29, 2024, compared to cash flow provided by activities $1,662,685 for the nine months ended February 28, 2023, reflecting a decrease of $1,719,867. The decrease in net cash provided by financing activities was mainly due to proceeds from share issuance $1,603,114, advance from directors $72,045 and advance to related party $44,708.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of February 29, 2024 are as follows:

Payments Due by period
Operating leases	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
Total	95,751	70,185	25,566	-	-

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of February 29, 2024.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were ineffective and no material weaknesses in our internal control over financial reporting.

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

CXJ Group Co., Ltd.
(Name of Registrant)

Date: August 12, 2024

	By:	/s/ Lixin Cai
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer
Date: August 12, 2024

