Form 10-K
period 2024-05-31
CXJ GROUP CO., Ltd
filed 2024-11-08
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2024 and 2023 (as restated)

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $65,908,415, computed by reference to the price at which the common equity was last sold, as of September 2, 2024.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at August 16, 2024
Common Stock, $0.001 par value	101,710,517

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

Our customer can sell our star product, NOVATE, a fully synthetic motor oil, and Ksoncar or X-Line, an automobile exhaust cleaner, in their auto detailing stores. With our star product and the brand name effect, end customers will be attracted to visit our customers’ store and enjoy other professional services provided by our customers, including automobile detailing services, automobile engine system maintenance, air conditioning system cleaning and maintenance, braking system maintenance and transmission system maintenance. More information can be found in the sections of “Sale and services” and “Customer”.

All our customers’ auto detailing stores are located within three kilometers or 10 minutes drives from the residential area, we target our brand “Chejiangling / Teenage Hero Car” can become popular and recognized as “neighbor auto detailing stores”.

As of May 31, 2024, more than 160 active franchise auto detailing stores use our brand name, the store network has reached 23 provinces and 132 cities in China. We aim to increase 1,000 stores with our customers across China in the next five years.

Corporate History and Structure

CXJ Group Co., Limited (“we”, “us”, the “the Company” or “ECXJ”) was originally incorporated in State of Nevada on August 20, 1998 under the name Global II, Inc and underwent several name changes prior to its current name. Until August 2019, the Company was known as Global Entertainment Corp., which was a dormant company.

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

Effective May 13, 2022, we have appointed Messrs. Tianbing Yang and Rudong Shi as members of our Board of Directors.

On June 14, 2022, the Company completed the issuance and sales of an aggregate of 223,500 shares at a price of $0.66 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Minggang Qian (the “Purchaser”), pursuant to the Subscription Agreement dated as of June 9, 2022 between the Company and the Purchaser. The net proceeds to the Company amounted to $147,510. The $147,510 in proceeds went directly to the Company as working capital.

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

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of the Company signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd), a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will no longer the subsidiary of CXJ Group Co., Ltd.

On August 14, 2023, the Board approved the appointment of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2022 and May 31, 2023 effective immediately.

On May 3, 2024, the Board approved the resignation of Zhen Hui as the Company’s independent registered public accounting firm with immediate effective.

On May 3, 2024, the Board approved the appointment of J & S Associate PLT (“J & S”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2024 effective immediately.

On September 1, 2024, the Company entered the Subscription Agreement with Zhongxin Lei (the “Purchaser”) to issue and sales of an aggregate of 160,000 shares at a price of $0.657 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $105,128 and went directly to the Company as working capital.

On September 1, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.675 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $135,000 and went directly to the Company as working capital.

On September 2, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.648 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $129,600 and went directly to the Company as working capital.

ECXJ, through its wholly owned subsidiary, CXJ and its subsidiaries and the VIE own and operate an active automobiles products trading and services business in the People’s Republic of China.

The following diagram illustrates our corporate structure as of the date of this Annual Report.

CXJ Group Co., Limited
(State of Nevada)
100%
CXJ Investment Group Company Ltd
(British Virgin Islands)
100%
CXJ (HK) Technology Group Company Ltd
(Hong Kong)
100%
CXJ (Shenzhen) Technology Co., Ltd
(PRC)
contractual agreement 100%
100%
CXJ Technology (Hangzhou) Co., Ltd
(PRC)
Longkou Xianganfu Trading Co., Ltd
(PRC)
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd
(PRC)

Recent Developments

Business Plan

Our business plan is to extend our market share through acquiring quality businesses in the Automotive aftermarket industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We plan to further develop our online and offline marketing platform and internal enterprise resource planning system (ERP) by engaging an external IT company during 2024.

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

Our Automotive aftermarket product management office is located in Hangzhou City. We lease the building which has over 270 square meters. It includes supply chain, support center, operation center, human resource and finance departments. The warehouse is also located in Hangzhou City with over 400 square meters. As of May 31, 2024, the Company has total four separate operating lease agreements for three office space and one warehouse in PRC with remaining lease terms of from 1 months to 14 months. The Company indicated to continue to keep the facilities.

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

Intellectual Property

We rely on a combination of patents, copyrights, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We own copyrights to the Automotive aftermarket product content and software we developed in-house. We also own copyrights to the automotive aftermarket content we commission third parties to develop for us. As of May 31, 2024, we had 102 registered trademarks, 5 patents, 14 registered software copyrights and 3 registered works copyrights with the PRC State Copyright Bureau, and 3 registered domain names.

Despite our efforts to protect ourselves from infringement or misappropriation of our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In the event of a successful claim of infringement and our failure or inability to develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely basis, our business could be harmed. See “Risk Factors — Risks Related to Our Business and Industry — We may from time to time be subject to infringement claims relating to intellectual properties of third parties.” and “Risk Factors — If we fail to protect our intellectual property rights, our brand and business may suffer” in this document for details. During the two years ended May 31, 2024, we were not a party to any material disputes relating to intellectual property infringement or misappropriation.

Employees

As of May 31, 2024, the Company has 20 employees, all of which were on a full-time basis. The following table sets forth the number of our full-time employees categorized by function as of May 31, 2024:

Function	Number of Employees
Finance	4
Operation center	9
IT and Engineering	1
General and Administrative	5
Supply Chain	1
Total	20

There are 15 employees based in HZ CXJ, 1 employee in SZ CXJ and 4 employees in Longkou CXJ respectively, where our operations are located.

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

On May 3, 2024, the Board approved the resignation of Zhen Hui as the Company’s independent registered public accounting firm with immediate effective. In the meantime, the Board approved the appointment of J & S Associate PLT (“J & S”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2024 effective immediately.

Our current auditor, J & S, an independent registered public accounting firm that is headquartered in Malaysia, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”). Although we believe that the Holding Foreign Companies Accountable Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of or amendments to the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our securities are delisted by the exchange on which our securities are listed

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

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

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the 13engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended May 31, 2024 and 2023, we had foreign currency translation gain of $36,925 and $30,105 respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally planned economy to a relatively free market economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our and the VIEs’ business operations and may reduce our profitability.

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

We started our operation in June 2019. For the years ended May 31, 2024 and 2023, we have generated $2,318,712 and $2,126,387 respectively in revenues and incurred net loss of $2,135,674 and $1,058,307 respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Strategic risks

Failure to successfully execute our online and offline-channel strategy and the cost of our investments in our online platform and technology may materially adversely affect our gross profit, net sales and financial performance.

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

Mr. Xinrui Wang, our Chairman, direct and indirect beneficially owns 55.61% of our outstanding shares of Common Stock, our CFO Ms. Cuiyao Luo, direct beneficially owns 10.78% and Mr. Wenbin Mao beneficially owns 10.32% of our outstanding shares of Common Stock. As a result, Messrs. Xinrui Wang, Ms. Cuiyao Luo and Wenbin Mao are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. For example, we must now engage U.S. securities law counsel and PCAOB auditors that we did not require as a private company, and we will have annual payments for listing on a stock exchange if we are so listed. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. While it is impossible to determine the amounts of such expenses in advance, we expect that we will incur additional expenses of between $500,000 and $1 million per year that we did not experience as a private company.

Item 1B. Unresolved Staff Comments

No, we do not have any unresolved staff comments.

Item 2. Properties

We currently maintain our principal executive offices at Room 401, 402 & 411 4th Floor, East Block Building 5, Xintiandi Business Center, No. 7 Anqiaogang Road, Gongshu District, Hangzhou City, Zhejiang Province, China, comprising an aggregate of 466.01 square meters, which expires on August 8, 2025. The current total yearly rental is RMB417,870 (approximately $57,957).

CXJ (Shenzhen) Technology Co., Ltd leased an office in Shenzhen at Room 1716, Block B Building 4, Tianan Digital City, Longgang District, Shenzhen City, Guangdong Province, China, comprising of 50 square meters, which expires on December 30, 2024. The currently yearly rental is RMB30,000 (approximately $4,161).

Longkou Xianganfu Trading Co., Ltd leased an office in Yantai at Fulai Street, Yantai Development Zone, Yantai City, Shangdong Province, China, comprising of 40 square meters, which expires on December 31, 2024. The currently yearly rental is RMB42,000 (approximately $5,825)

In addition, we maintain one warehouse for automotive aftermarket products of more than 400 square meters, in Hangzhou City, Zhejiang Province, China, which expires on June 8, 2024. The current total yearly rental is RMB111,708 (approximately $15,493).

As of May 31, 2024, the Company has total four separate operating lease agreements for three office space and one warehouse in PRC with remaining lease terms of from 1 month to 14 months.”

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

Stockholders of Record

As of May 31, 2024, there were 352 stockholders of all of our issued and outstanding shares of common stock.

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

During the year 2023 and 2024, the Company conducted its business in generally four revenue streams: Brand name management fees, exhaust gas cleaners, motor oil and auto parts.

Results of Operations

	Year Ended May 31,		Year to Year Comparison
	2024	2023 (as restated)	Increase/ (Decrease)
	$	$	$
Revenue	2,318,712	2,126,387	192,325
Cost of Goods Sold	(672,637)	(949,496)	276,859
Gross Profit	1,646,075	1,176,891	469,184
Operating Expenses	(3,791,453)	(2,243,920)	1,547,533
Other Income	11,255	12,648	(1,393)
Interest Income	368	509	(141)
Provision for Income Taxes	(5,184)	(6,235)	1,051
Net Loss	(2,138,939)	(1,060,107)	(1,078,832)
Less: Net Loss Attributable to Non-controlling Interest	(3,265)	(1,800)	(1,465)
Net Loss Attributable to ECXJ	(2,135,674)	(1,058,307)	(1,077,367)

Revenue

Revenue totaled of $2,318,712 for the year ended May 31, 2024, an increase of $192,325 or 9%, as compared to that for the year ended May 31, 2023 of $2,126,387. The increment is mainly due to the increase of revenue of brand name management fees $653,168, motor oil $120,113, and offset decrease of motor oil and spare parts $579,399 and others $1,557.

Cost of Revenue

Cost of revenue totaled of $672,637 for the year ended May 31, 2024, a decrease of $276,859, as compared to that of May 31, 2023 of $949,496. The decrement is mainly due to the decrease in sales of motor oil and spare parts $358,833, others $5,698 and offset increase in sales of exhaust gas cleaners $87,672.

Gross Profit

Gross profit was $1,646,075 for the year ended May 31, 2024, an increase of $469,184, as compared to that of May 31, 2023 of $1,176,891. Gross profit margin increased from 55.3% to 71% for the year ended May 31, 2024, primarily due to the increase in brand name management fees $653,168, sales of exhaust gas cleaners $32,441, others $4,141 and offset decrease in sales of motor oil and spare parts $220,566.

Operating Expenses

Operating expenses are $3,791,453 and $2,243,920 for the years ended May 31, 2024 and 2023 respectively, as compared that is an increase of $1,547,533. The increase is mainly due to the increase in impairment of intangible assets $1,155,802, amortization of intangible assets $42,217, impairment of goodwill $399,801, consultancy fee $303,344, promotion and advertisement expenses $46,866, loss on disposal of subsidiary $25,229, others $11,182 and offset decrease payroll costs $212,104, sales commission $84,968, transportation $33,892, conference expenses $38,896, R&D expenses written off $27,347, travelling expenses $13,670, office expenses $15,735 and bad debts $10,296.

Net Income/(Loss)

Net loss totaled $2,135,674 and $1,058,307 for the year ended May 31, 2024 and 2023 respectively, that is an increase net loss of $1,077,367, primarily due to the above changes of revenues and expenses.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Year to Year Comparison
	2024	2023 （as restated)	Increase/ (Decrease)
	$	$	$

Total Current Assets	535,302	1,420,705	(885,403)
Total Current Liabilities	1,979,652	3,042,023	(1,062,371)
Working Capital (Deficit)	(1,444,350)	(1,621,318)	176,968

As of May 31, 2024, we had working capital deficit of $1,444,350, an increase of working capital $176,968, as compared to working capital deficit of $1,621,318 as of May 31, 2023, that is due to increase of working capital from total current liabilities of $1,062,371 and offset decrease total current assets of $885,403.

Increase of working capital $176,968 is mainly due to decrement of advance received $1,301,839, accounts payables $223,967, due to related parties $71,221, and offset decrease of cash and cash equivalents $656,930, prepayment, deposits and other receivables $218,443, inventories $67,219, accounts receivables $2,780, increment of accrued expenses and other payable $439,018, operating lease liabilities $32,756 and amount due to director $2,913.

Cash Flows

	Year Ended May 31,		Year to Year Comparison
	2024	2023 (as restated)	Increase/ (Decrease)
	$	$	$
Cash Flows Used In Operating Activities	(590,038)	(378,815)	(211,223)
Cash Flows Used In Investing Activities	(5,738)	(1,451,288)	1,445,550
Cash Flows (Used In)/Provided By Financing Activities.	(56,012)	1,709,638	(1,765,650)
Effects On Change In Foreign Exchange Rate	(5,142)	(47,228)	42,086
Net Change In Cash During The Year	(656,930)	(167,693)	(489,237)

Cash Flow from Operating Activities

Cash flows used in operating activities for the year ended May 31, 2024 and 2023 are $590,038 and $378,815 respectively, reflecting a decrease cash flow of $211,223. The decrease in cash flow is mainly due to increase of net loss $1,078,832, advance received $843,382, accounts payable $313,258, inventories $265,912, operating lease liabilities $11,120, bad debts written off $10,296, and offset increased of impairment of intangible assets $1,155,802, amortization of intangible assets $42,217, impairment of goodwill $399,801, loss on disposal of subsidiary $25,229, prepayment, deposit paid and other receivable $468,403, accrued liabilities, deposits received and other payables $212,659, amortization of right-of-used assets $4,138, accounts receivables $2,437 and depreciation $891.

Cash Flow from Investing Activities

Cash flows used in investing activities are $5,738 and $1,451,288 for the year ended May 31, 2024 and 2023 respectively, reflecting an increase cash flow of $1,445,550. The increase is mainly due to decreased purchased of copyrights $1,447,718, office equipment $1,495 and offset net cash from acquisition and disposal of subsidiary $3,123.

Cash Flow from Financing Activities

Cash flow used in financing activities is $56,012 for the year ended May 31, 2024, compared to cash flow provided by financing activities $1,709,638 for the year ended May 31, 2023, reflecting a decrease cash flow of $1,765,650. The decrease was mainly due decrease in proceeds from share issuance $1,594,688, advance from directors $120,875 and advances to related parties $50,087.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024. As previously disclosed, there were no disagreements or any reportable events to disclose.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2024, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of May 31, 2024. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of May 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We will create a position to segregate duties consistent with control objectives.

●	We plan to prepare written policies and procedures for operating, accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

●	We plan to test our updated controls and remediate our deficiencies in the year 2025.

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during the quarter ended May 31, 2024, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have hired outside consultant to remediate our material weakness in lack of accounting and finance personnel with technical knowledge in SEC rules and regulations.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions

Xinrui Wang	45	Chairman
Lixin Cai	36	CEO, Secretary and Director
Cuiyao Luo	43	CFO and Treasurer
Rudong Shi	46	Director and GM of Longkou Xianganfu Trading Co., Ltd.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2024, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2024, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and directors for the years ended May 31, 2024 and 2023.

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Lixin Cai	2024	43,892	—	—	—	—	43,892
(CEO & Secretary and Director)	2023	41,378	—	—	—	—	41,378

Rudong Shi	2024	24,965	—	—	—	—	24,965
(Director and GM of Longkou Xianganfu Trading Co., Ltd)	2023	20,260	—	—	—	—	20,260

Cuiyao Luo	2024	—	—	—	—	—	—
(CFO & Treasurer)	2023	—	—	—	—	—	—

Xinrui Wang	2024	—	—	—	—	—	—
(Chairman)	2023	—	—	—	—	—	—

(1) Mr. Lixin Cai was appointed by the Board to serve as the Chief Executive Officer, Secretary and a director of the Company since June 21, 2019.

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

Outstanding Equity Awards

There were no outstanding equity awards, as of May 31, 2024.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We did not pay our directors any compensation for their services as a director during the years ended May 31, 2024 and 2023, respectively.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity (other than a subsidiary or a consolidated affiliate of the Company) that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of May 26, 2024 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 101,710,517 shares of our common stock outstanding as of May 31, 2024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Xinrui Wang	52,814,020	51.93%
CXJ Investment Holding Ltd (Controlled by Xinrui Wang)	3,745,000	3.68%
Lixin Cai	1,364,800	1.34%
New Charles Technology Group Limited (Controlled by Lixin Cai)	3,673,830	3.61%
Wenbin Mao	10,500,000	10.32%
Baiwan Niu	4,500,000	4.42%
Cuiyao Luo	10,960,600	10.78%
Rudong Shi	50,000	0.05%

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

New Charles Technology Group Limited is 100% controlled by CEO, Mr. Lixin Cai, owing $300 to the Company for year ended May 31, 2024;

Hangzhou Xieli Internet Technology Co., Ltd is 100% controlled by CFO, Ms. Cuiyao Luo, borrowed short term loan $59,669 from the Company for the year ended May 31, 2024.

Ms. Cuiyao Luo, our CFO of the Company, advanced working capital in the amount of $284,222 and $281,134 for the years ended May 31, 2024 and 2023.

Mr. Rudong Shi, director of the Company, advanced working capital $9,530 and $9,705 for the year ended May 31, 2024 and 2023.

For more related party transactions, see Note 13 of the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended May 31, 2024 and 2023.

	Year Ended May 31,
	2024	2023 (as restated)
	$	$
Audit Fees (1)	65,297	43,736
Tax Fees (2)	-	-
All Other Fees (3)	-	-
Total	65,297	43,736

(1) This category consists of audit fees for professional services rendered by the principal accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of tax fees for professional services rendered by principal accountant for tax compliance, tax advice, and tax planning.

(3) This category consists of all other fees for services provided by principal accountant other than the services described above.

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

(3) Exhibits

Number	Description

10.1	Equity transfer agreement, dated August 1, 2023 CXJ Group Co., Limited disposal 51% equity interest of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) to Wang Qing with consideration RMB1.

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Limited

Date: November 8, 2024

	By:	/s/ Lixin Cai
	Name:	Lixin Cai
	Title:	Chief Executive Officer, Director and Secretary
(Principal Executive Officer)

By:	/s/ Cuiyao Luo
Name:	Cuiyao Luo
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CXJ Group Co., Limited

Consolidated Financial Statements

For the Years Ended May 31, 2024 and 2023 (as restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

CXJ GROUP CO., LIMITED

The Board of Directors and Shareholders

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of CXJ Group Co., Limited and its subsidiaries (the ‘Company’) as of May 31, 2024 and the related consolidated statement of operations and comprehensive loss, statement of changes in equity, and cash flows for the year ended May 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and the results of its operations and its cash flows for the year ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company generated negative cash flow $590,038 and $378,815 in the years ended May 31, 2024 and 2023 (as restated) respectively. In addition, for the years ended May 31, 2024 and 2023 (as restated), the Company reported net loss of $2,128,854 and $969,087 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

Revenue recognition

As described in Note 2 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). We assessed the revenue recognition as a critical audit matter in relation to the complexity and judgement involved in applying ASC 606 to the Company’s contract with its customers.

The Company’s revenue is primarily generated from the sales of automobile exhaust cleaners and auto parts directly to customers and from brand name authorization fee and brand name management service under separate contracts. Revenue is recognized on a gross basis as the Company is acting as a principal in these transactions, is responsible for fulfilling the promise to provide the specified merchandise and also has pricing discretion. Revenue for trading contracts is recognized at a point in time. The Company recognizes revenues net of discounts and return allowances when the goods are delivered to the customers, when control of the products has transferred, being when the products are delivered to the customer. Revenue from the maintenance service to the members is recognized at a point in time when services are provided. Revenue from the management service to the customer is recognized as the performance obligation is satisfied over time over the contracting period.

Our key consideration in our evaluation of revenue recognition involved assessing the appropriateness of the Company’s application of ASC 606, including the identification and measurement of performance obligations, the accounting for the transaction price and the consideration of whether the revenue should be recognized at a point in time or over time. Our audit procedures to assess the above, among others, included:

1.	Understanding the nature of revenue and the underlying processes and controls implemented by management in accounting for the revenue;

2.	Understanding and evaluating the Company’s revenue recognition policies and procedures, including the adoption and application of ASC 606;

3.	Evaluating the identification and measurement of the performance obligations, including the Company’s determination of whether they are distinct or combined;

4.	Performance of an analytical review analysis of the movement of the revenue recognized from prior year to current year and obtained reasons for significant movements;

5.	Testing a sample of revenue items recognized in the financial period and agreeing to the contracts and other supporting evidence to ensure accuracy, completeness and timing of revenue recognized;

6.	Consideration of the consistency of evidence obtained in other areas of the audit;

7.	Assessment of the adequacy of the Company’s disclosures related to revenue recognition under ASC 606.

Assessment for impairment of Goodwill

As described in Notes 9 to the consolidated financial statements and in accordance with ASC 350, the Company’s goodwill balance was $1,742,577 as of May 31, 2024. Management evaluates goodwill for impairment annually, or if an event or other circumstance indicates that it may not recover the carrying value of the asset. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. As of May 31, 2024, the Company performed a quantitative goodwill impairment assessment for the reporting unit. The estimated fair value of the reporting unit was below the goodwill amount and, therefore, an impairment loss of $1,049,984 was recorded. Management determines the fair value of the reporting unit by using a combination of discounted cash flow and market valuation methodologies. Significant judgments and assumptions for the quantitative goodwill tests performed include discount rates, terminal growth rates, inflation rate, revenue and cost of sales projections.

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

Our audit procedures to assess the above, among others, included:

1.	Understanding and evaluating the Company’s accounting for the valuation of goodwill and the impairment loss in relation to ASC 350;

2.	Inspection of the valuation obtained by the Company from the independent appraiser in relation to the valuation of the goodwill;

3.	Assessment of the expertise of the appraiser used by the Company;

4.	Assessment of the reasonableness and appropriateness of the valuation model adopted by the appraiser;

5.	Examination of the key inputs used by the appraiser in their valuation of the goodwill, for accuracy and reasonableness;

6.	Evaluation of the key assumptions adopted by the appraiser in their valuation, for reasonableness;

7.	Reperformance of the calculation of the impairment loss on goodwill to confirm accuracy of the calculation;

8.	Agreeing the computed impairment loss on goodwill from the calculation to the posting in the management accounts and ensuring that the impairment has been accounted for in the correct financial year, at the correct amounts and that the impairment was allocated to the appropriate financial statement line items;

9.	Considering the consistency of evidence obtained in other areas of the audit;

10.	Assessing the adequacy of the Company’s disclosures related to the impairment loss on goodwill.

We determined that there were no other critical audit matters.

/s/ J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2024.

Kuala Lumpur, Malaysia

November 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Zhen Hui
Certified Public
Accountants
Hong Kong

振輝會計師事務所
Zhen Hui Certified Public Accountants
Units 1403-1404, Dominion Centre.
43-59 Queen's Road East, Wan Chai, Hong Kong
香港灣仔皇后大道東43-59號東美中心1403-1404
Tel: (852) 2521 0706 Fax: (852) 2521 7624
Email:Audit@ZhenHuiCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
CXJ Group Co., Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CXJ Group Co., Limited and its subsidiaries (the "Company") as of May 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

Zhen Hui
Certified Public
Accountants
Hong Kong

VAVA

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

Zhen Hui Certified Public Accountants
(PCAOB ID:957)
Hong Kong, China

Date: April 30, 2024

CXJ Group Co., Limited

Consolidated Balance Sheets

As of May 31, 2024 and 2023 (as restated)

	2024	2023 (as restated)
	Audited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	2,521	659,451
Accounts receivables	59,286	62,066
Prepayments	325,931	526,638
Deposits and other receivables	27,008	44,744
Due from related parties	59,969	-
Inventories	60,587	127,806
Total Current Assets	535,302	1,420,705

NON-CURRENT ASSETS
Property, plant and equipment, net	4,948	4,342
Intangible assets, net	-	1,312,705
Goodwill	1,742,577	2,792,561
Operating lease right-of-use assets	72,178	32,358
Total Non-current Assets	1,819,703	4,141,966

TOTAL ASSETS	2,355,005	5,562,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	78,545	302,512
Advanced received	607,617	1,909,456
Accrued expenses and other payables	938,098	499,080
Due to related party	-	11,252
Amount due to directors	293,752	290,839
Operating lease liabilities, net of current portion	61,640	28,884
Total Current Liabilities	1,979,652	3,042,023

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	10,809	3,712

TOTAL LIABILITIES	1,990,461	3,045,735

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,710,517 shares issued and outstanding as of May 31,2024 and May 31, 2023 respectively	101,711	101,711
Additional paid-in capital	5,589,388	5,585,421
Accumulated other comprehensive income	36,925	30,105
Accumulated deficit	(5,363,480)	(3,227,806)
Total CXJ Group Stockholders’ Equity	364,544	2,489,431
Non-controlling interest	-	27,505
TOTAL STOCKHOLDERS’ EQUITY	364,544	2,516,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,355,005	5,562,671

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended May 31, 2024 and 2023 (as restated)

	2024	2023 (as restated)
	Audited	Audited
	$	$
Revenue	2,318,712	2,126,387

Cost of Sales	(672,637)	(949,496)
Gross Profit	1,646,075	1,176,891

Other Income/(Expenses)	11,255	12,648

Selling and Distribution Expenses	(470,743)	(732,650)
General & Administrative Expenses	(3,320,710)	(1,511,270)
Profit/(Loss) from Operation	(2,134,123)	(1,054,381)

Interest Income	368	509
Profit/(Loss) Before Income Tax	(2,133,755)	(1,053,872)

Income Tax Expense	(5,184)	(6,235)
Net Profit/(Loss) Before Non-Controlling Interest	(2,138,939)	(1,060,107)
Less: Non-Controlling Interest	(3,265)	(1,800)
Net Profit/(Loss) For The Year	(2,135,674)	(1,058,307)

Other Comprehensive Income/(Loss):
- Foreign Exchange Adjustment Gain/(Loss)	6,820	89,220
COMPREHENSIVE PROFIT/(LOSS)	(2,128,854)	(969,087)

Net Loss Per Share - Basic And Diluted	(0.02)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	101,710,517	101,710,517

See accompanying notes to the consolidated financial statements

CXJ Group Co., Limited

Consolidated Statements of Changes in Equity

For the years ended May 31, 2024 and 2023 (as restated)

For The Year Ended May 31, 2024

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936
Disposal of Subsidiary	-	-	-	6,081	-	(24,240)	(18,159)
Accumulated Other Comprehensive Income	-	-	3,967	739	-	-	4,706
Net Loss	-	-	-	-	(2,135,674)	-	(2,135,674)
Non-controlling Interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	-	364,544

For The Year Ended May 31, 2023 (as restated)

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock Issued	223,500	224	1,553,756	-	-	-	1,553,980
Accumulated other Comprehensive Income	-	-	-	89,220	-	-	89,220
Net Loss	-	-	-	-	(1,058,307)	-	(1,058,307)
Non-controlling Interest	-	-	-	-	-	(1,800)	(1,800)
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936

See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Cash Flows

For the years ended May 31, 2024 and 2023 (as restated)

	2024	2023 (as restated)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(2,138,939)	(1,060,107)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,247	1,356
Amortization of right-of-use assets	67,997	63,859
Bad debts written off	2,150	12,446
Amortization of intangible assets	138,696	96,479
Impairment of intangible assets	1,155,802	-
Impairment of goodwill	1,049,984	650,183
Loss on disposal of subsidiary	25,229	-
Changes in operating assets and liabilities:
Accounts receivables	(3,392)	(5,829)
Prepayments, deposits and other receivables	195,003	(273,400)
Inventories	21,717	287,629
Accounts payables	(209,046)	104,212
Advance received	(1,181,214)	(337,832)
Accrued liabilities, deposit received and other payables	355,637	142,978
Operating lease liabilities	(71,909)	(60,789)
Net cash used in operating activities	(590,038)	(378,815)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,934)	(4,429)
Purchase of intangible assets	-	(1,447,178)
Acquisition of subsidiary, net of cash acquired	-	319.00
Disposal of subsidiary, net of cash disposed	(2,804)	-
Net cash used in investing activity	(5,738)	(1,451,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	1,594,688
Advance to related parties	(60,217)	(10,130)
Advances from directors	4,205	125,080
Net cash (used in)/provided by financing activities	(56,012)	1,709,638
Effect of exchange rate changes on cash and cash equivalents	(5,142)	(47,228)
Net change in cash and cash equivalents	(656,930)	(167,693)
Cash and cash equivalents, beginning of year	659,451	827,144
CASH AND CASH EQUIVALENTS, END OF YEAR	2,521	659,451

See accompanying notes to the consolidated financial statements

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Effective May 13, 2022, we have appointed Messrs. Tianbing Yang and Rudong Shi as members of our Board of Directors.

On June 14, 2022, the Company completed the issuance and sales of an aggregate of 223,500 shares at a price of $0.66 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Minggang Qian (the “Purchaser”), pursuant to the Subscription Agreement dated as of June 9, 2022 between the Company and the Purchaser. The net proceeds to the Company amounted to $147,510. The $147,510 in proceeds went directly to the Company as working capital.

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

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of the Company signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd), a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will no longer the subsidiary of CXJ Group Co., Ltd.

On August 14, 2023, the Board approved the appointment of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2022 and May 31, 2023 effective immediately.

On May 3, 2024, the Board approved the resignation of Zhen Hui as the Company’s independent registered public accounting firm with immediate effective.

On May 3, 2024, the Board approved the appointment of J & S Associate Plt (“J & S”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2024 effective immediately.

On September 1, 2024, the Company entered the Subscription Agreement with Zhongxin Lei (the “Purchaser”) to issue and sales of an aggregate of 160,000 shares at a price of $0.657 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $105,128 and went directly to the Company as working capital

On September 1, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.675 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $135,000 and went directly to the Company as working capital.

On September 2, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.648 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $129,600 and went directly to the Company as working capital.

ECXJ, through its wholly owned subsidiary, CXJ and its subsidiaries and the VIE own and operate an active automobiles products trading and services business in the People’s Republic of China.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Entity Name	Date of Incorporation	Parent Entity	Interest %	Nature of Operation	Place of Incorporation
CXJ Investment Group Company Ltd	2020/2/19	US CXJ	100%	Investment holding	British Virgin Islands
CXJ (HK) Technology Group Company Ltd	2020/3/11	BVI CXJ	100%	Investment holding	Hong Kong, PRC
CXJ (Shenzhen) Technology Co., Ltd	2020/5/26	HK CXJ	100%	Investment holding	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd	2019/3/28	SZ CXJ	100%	Trading,brand name management fee and consultancy services	PRC
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd	2019/8/19	HZ CXJ	100%	Trading and consultancy services	PRC
Xishijie Automobile Industry Ecological Technology Co., Ltd (Formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd.)	2020/10/28	HZ CXJ	51%	Trading and consultancy services	PRC
Longkou Xianganfu Trading Co., Ltd.	2018/4/23	SZ CXJ	100%	Trading and consultancy services	PRC

The Company disposed of its 51% equity interest of Xishijie Automobile Industry Ecological Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd）on August 1, 2023 to a third party for a consideration of RMB1.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, current expected credit loss, allowance of deferred tax asset, useful lives and impairment of long-lived assets, valuation of intangible assets acquired and impairment of goodwill. Actual results may materially differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, BVI CXJ and HK CXJ’s functional currency is the U.S. dollar; SZ CXJ and their VIEs and subsidiary which are incorporated in PRC use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	May 31, 2024	May 31,2023
Period-end RMB: US$1 exchange rate	7.24	7.11
Period-average RMB: US$1 exchange rate	7.21	6.91

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in the USA, Hong Kong and the PRC.

Accounts receivables and allowance for doubtful accounts

Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from selling of motor oil and auto parts with contractual payment terms. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts as of May 31, 2024 and 2023.

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

Property and equipment

Property and equipment are stated at cost, less depreciation, amortization and impairments. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized, while minor repairs and maintenance are charged to expense as incurred. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.

Intangible assets

The intangible assets consist of costs occurred to develop the software and purchased patents for business operations. We evaluate intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our intangible assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company recognized an impairment loss on intangible assets amounted to $1,294,498 and $0 during the years ended May 31, 2024 and 2023 respectively.

Refer to Note 8 for additional information on intangible assets.

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

Sales and distribution expenses

Sales and distribution expenses consist of payroll related costs, promotion expenses, transportation costs, conference expenses, office expenses, travelling and entertainment expenses.

General and administrative expenses

General and administrative expenses consist of payroll related costs, consultancy expenses, bad debts written off, intangible assets written off, rental expenses, office expense, travelling and entertainment expenses.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. As of May 31, 2024, the Company’s WFOE and its VIEs did not make the provision for the statutory reserves.

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

Recent accounting pronouncements

During the year ended May 31, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. Company generated negative cash flow $590,038 and $378,815 in the years ended May 31, 2024 and 2023 (as restated) respectively. In addition, for the years ended May 31, 2024 and 2023 (as restated), the Company reported net loss of $2,128,854 and $969,087 respectively.

The Company’s cash position is not significant to support the Company’s daily operation. While the Company believes in the viability of its business strategy plans such as Flash Lion e-commerce sales model, Cloud chain (including Wechat, REDnote and Tik Tok’s short videos e-commerce sales model), and its ability to raise additional funds, there can be no assurance to that effect.

The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and increase of market share, our business plan is to extend our market share through acquiring quality businesses in the automotive aftermarket industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We plan to further develop our online and offline marketing platform and internal enterprise resource planning system (ERP) by engaging an external IT company during 2025.

We plan to diversify our existing product portfolio strategically, and thereby provide our customers with a wider range of choices and broaden our existing customer base.

In addition, major shareholder agrees to provide financial support to the Company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 ACCOUNTS RECEIVABLE

As of May 31, 2024 and 2023, there are no allowance for expected credit loss, our accounts receivables are $59,286 and $62,066 respectively.

NOTE 5 PREPAYMENTS

As of May 31, 2024 and 2023, prepayments are $325,931 and $526,638 respectively.

As of May 31,
	2024	2023 (as restated)	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Prepayments	325,931	526,638	(200,707)

Prepayments balance $325,931 consist of advances to suppliers for providing goods and services. As of May 31, 2024 and 2023 (as restated), the prepayments balances are $325,931 and $526,638 respectively, as compared that is a decrease of $200,707. The decrement is mainly due to the company imposed the control on prepayment to suppliers.

Note 6 DEPOSITS PAID AND OTHER RECEIVABLES

Deposit paid and other receivable consisted of the following as of May 31, 2024 and 2023:

	As of May 31,
	2024	2023 (as restated)	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Deposits paid	13,195	22,626	(9,431)
Other receivables	13,813	22,118	(8,305)
Total	27,008	44,744	(17,736)

Deposits paid balance $13,195 is deposits paid to landlord for renting office and warehouse. Other receivables balance $13,813 is the advances to staff for business conference and function, travelling expenses and office expenses..

As of May 31, 2024 and 2023 (as restated), the deposit paid and other receivables balances are $27,008 and $44,744 respectively, as compared that is a decrease of $17,736. The decrement is mainly due to decrease in deposit paid $9,431 and staff advances $8,305.

NOTE 7 PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Property and equipment consisted of the following:

	As of May 31,
	2024	2023 (as restated)
	audited	audited
	$	$
Property, Plant and Equipment	9,071	6,150
Less: Accumulated depreciation	(4,003)	(1,756)
Foreign translation difference	(120)	(52)
Total property and equipment, net	4,948	4,342

NOTE 8 INTANGIBLE ASSETS

The intangible assets consist of purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalized of purchased patents.

The intangible assets are impaired due to no projected undiscounted cash flow in future. For the years ended May 31, 2024 and 2023 (as restated), the balance of intangible assets is $0 and $1,312,705, accumulated loss impairment and accumulated amortization of intangible assets are $1,155,802 and $235,175 respectively.

	As of May 31,
	2024	2023 (as restated)
	audited	audited
	$	$
Purchased patents	1,406,470	1,406,470
Less: Accumulated amortization	(235,175)	(96,479)
Less: Accumulated impairment of intangible assets	(1,155,802)	-
Foreign translation difference	(15,493)	2,714
Total purchased patents, net	-	1,312,705

NOTE 9 BUSINESS COMBINATION AND GOODWILL

On May 28, 2020, ECXJ completed the acquisition of 100% equity interest of HZ CXJ. The Company is an automobile aftermarket products wholesaler, as well as an auto detailing store consultancy company in Hangzhou City, Zhejiang Province through this acquisition. The purchase consideration was $4,094,453, consists of 1,364,800 shares of the Company’s common stock issued to HZ CXJ’s original owner fair valued at the acquisition date. These shares were issued on May 28, 2020. The Company accounted for the acquisition using the purchase method of accounting for business combination under ASC 805. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values as of the acquisition date.

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

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted in an impairment charge of $1,049,984 in the fourth quarter of 2024. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2024 in the accompanying Consolidated Statements of Operations. As at May 31, 2024, the goodwill balance is $1,742,577.

The fair value estimate for the HZ CXJ reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach. The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. Significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit.

The decline in the fair value of the HZ CXJ’s reporting unit has mainly resulted from changes to its projected revenue growth rates and timeline, which were finalized during the Company’s annual long-term planning process in the fourth quarter of 2024. The HZ CXJ reporting unit has been in operation since June 2019, therefore the Company has less experience estimating the operating performance of this reporting unit. The Company’s expected revenue increase has been slower than anticipated due to the time required to ramp up activity for new customers. In addition, during its long-term planning process performed, the Company made adjustments to reduce its forecasted spend on HZ CXJ in 2025 and beyond, which further impacted expected revenue growth rates and their timing. These changes in critical assumptions related to the reporting unit resulted in a reduction in its estimated fair value.

The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges.

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $1,049,984 and $641,050, were recognized during the year ended May 31, 2024 and 2023 respectively. As of May 31, 2024, the balance of goodwill is $1,742,577.

During the annual impairment assessment, a quantitative assessment was conducted, which involved estimating the fair value of the reporting unit using the income approach.

Key assumptions in the quantitative assessment included:

(i) Discount rate: 16%

(ii) Projected sales and cost of sales: Based on a five-year forecast. Total sales and cost of sales are linked to the additional stores in operations for each year in the forecasted period.

(iii) Terminal growth rate: 2%

(iv) Inflation rate: 2%

The use of the estimates in the quantitative assessment are highly judgmental and actual results may differ significantly from what is currently assessed. Accordingly, fluctuations in any of the key attributes may result in a significant change in the projected cashflows underlying the quantitative assessment, which could have a material impact on the assessed values of goodwill.

The summary of impairment loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561
Impaired goodwill written off - May 31, 2024	(1,049,984)
Goodwill as of May 31, 2024	1,742,577

Disposal of subsidiary

On August 1, 2023, HZ CXJ disposed 51% of its equity interest of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) with the purchase consideration RMB1 in cash.

The purchase price was allocated on the disposal date of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) as follow:

As of August 1, 2023
$
Cash at banks and in hand	2,804
Trade receivables	5,086
Inventory on hand	43,907
Prepayments, other receivables and deposits	28,993
Due from a related party	0
Operating lease right-of-use assets	4,135
Total assets	84,925

$
Account Payables	(10,589)
Accrued liabilities, other payables and deposits received	(15,656)
Due to a related company	(11,157)
Operating lease liabilities, net of current portion	(4,135)
Total liabilities	(41,537)

Net tangible assets	43,388
Share of 49% of non-controlling interest	21,260
51% of equity interest	22,128
Other comprehensive income	3,101
Loss on disposal	25,229
Total purchase price	-

The loss on disposal $25,229 is occurred on the disposal during the year ended May 31, 2024.

NOTE 10 INCOME TAXES

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

The components of the income tax provision are as follows:

As of May 31,
	2024	2023
	$	$
Current
- United States of America	-	-
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	5,184	6,235
Current Income Tax Provision	5,184	6,235

Deferred
- United States of America	-	-
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	-	-
Deferred Income Tax Provision	-	-

Total	5,184	6,235

NOTE 11 ACCOUNTS PAYABLE

Accounts payable consists of the following:

As of May 31,
	2024	2023 (as restated)	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accounts Payable	78,545	302,512	(223,967)

The account payable balance of $78,545 includes payable to vendors for motor oil and auto parts.

NOTE 12 ADVANCED RECEIVED, ACCRUED EXPENSES AND OTHER PAYABLE

	As of May 31,
	2024	2023 (as restated)	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Advanced Received	607,617	1,909,456	(1,301,839)
Accrued Expenses	531,071	320,172	210,899
Deposit Received	66,989	64,698	2,291
Other Payable	340,038	114,210	225,828
Total	1,545,715	2,408,536	(862,821)

Advanced received balance $607,617 consists of advances from customer for brand name management fees and providing of goods and services, accrued expenses balance $531,071 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $66,989 is the warranty for usage of brand name. Other payable balance $340,038 includes the provision $82,873 for business dispute with a customer in the year 2020 and short term borrowing from third party $245,128.

As of May 31, 2024 and 2023, the advanced received, accrued expenses and other payable balances are $1,545,715 and $2,408,536 respectively, as compared that is a decrease of $862,821. The decrement is mainly due to decrease in advanced received of brand name management fee $1,193,955, goods and services $107,884, and offset increase in accrued expenses $210,899 for legal fee and payroll related costs, deposit received $2,291 and other payable $225,828.

Advanced received $607,617 consist of advances from customers for brand name management fee and providing goods and services. The breakdown as below:

Description	Amount ($)	Remark
Brand name management fees	210,552	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	397,065	Deliver the goods and services as requested by customers.
Total	607,617

NOTE 13 RELATED PARTY TRANSACTIONS

Amounts due from and due to related parties as of May 31, 2024 and 2023 (as restated) are as follows:

Amounts Due From Related Parties		As of May 31,
	Relationship with the Company	2024	2023 (as restated)
		(audited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	-
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	59,669	-
Total		59,969	-

As of May 31, 2024, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $59,669 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts Due To Related Parties		As of May 31,
	Relationship with the Company	2024	2023 (as restated)
		(audited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	284,222	281,134
Rudong Shi	Director	9,530	9,705
Shenzhen BaiWen Enterprise Management Consultancy Co., Ltd	Controlled by Mao Wenbin and Niu Baiwna	-	11,252
Total		293,752	302,091

As of May 31, 2024, Cuiyao Luo and Rudong Shi advanced $293,752 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 14 OPERATING LEASES

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of May 31, 2024 and May 31, 2023:

Assets/liabilities	Classification	May 31, 2024 $	May 31, 2023 $
Assets
Operating lease right-of-use assets	Operating lease assets	72,178	32,358

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	61,640	28,884

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	10,809	3,712

Total lease liabilities		72,449	32,596

The operating lease expense for the year ended May 31, 2024 and 2023 were as follows:

		As of May 31,
Lease cost	Classification	2024	2023 (as restated)
		$	$
Operating lease cost	General and administrative Expenses	71,909	66,743

Maturities of operating lease liabilities as of May 31, 2024 were as follows:

Maturity of Lease Liabilities	Operating Leases $
2025	63,675
2026	10,881
2027	-
2028	-
Thereafter	-
Total lease payments	74,556
Less: interest	(2,107)
Present value of lease payments	72,449

Maturities of operating lease liabilities as of May 31, 2023, were as follows:

Maturity of Lease Liabilities	Operating Leases $
2024	29,659
2025	3,766
2026	-
2027	-
Thereafter	-
Total lease payments	33,425
Less: interest	(829)
Present value of lease payments	32,596

Supplemental information related to operating leases was as follows:

	As of May 31,
	2024	2023
	$	$
Cash paid for amounts included in the measurement of lease liabilities	68,275	60,789
New operating lease assets obtained in exchange for operating lease liabilities	113,827	20,697
Weighted average remaining lease term	1.2 years	1 year
Weighted average discount rate	4.75%	4.75%

For the year ended May 31, 2024 and 2023, the amortization of the operating lease right of use assets are $67,997 and $63,859 respectively.

NOTE 15 SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2024 to the date these financial statements were issued and has determined that:

a)	On September 1, 2024, the Company entered the subscription agreement with Zhongxin Lei to issue 160,000 shares at a price of $0.657 per share with each share consisting of one share of the Company’s common stock, par value $0.001 per share.
b)	On September 1, 2024, the Company entered the subscription agreement with Shiguo Wang to issue 200,000 shares at a price of $0.675 per share with each share consisting of one share of the Company’s common stock, par value $0.001 per share.
c)	On September 2, 2024, the Company entered the subscription agreement with Shiguo Wang to issue 200,000 shares at a price of $0.648 per share with each share consisting of one share of the Company’s common stock, par value $0.001 per share.

Other than the above, there is no other matter or circumstance arisen since May 31, 2024, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

