Form 10-Q
period 2024-08-31
CXJ GROUP CO., Ltd
filed 2024-11-27
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2024
Common Stock, $0.001 par value	102,270,517

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

The interim financial statements are unaudited and condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF August 31, 2024 and May 31, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	August 31, 2024	May 31, 2024
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	72,054	2,521
Accounts receivables	62,849	59,286
Prepayments	329,257	325,931
Deposits and other receivables	27,409	27,008
Due from related parties	66,873	59,969
Inventories	72,784	60,587
Total Current Assets	631,226	535,302

NON-CURRENT ASSETS
Property and equipment, net	4,473	4,948
Intangible assets, net	-	-
Goodwill	1,742,577	1,742,577
Operating lease right-of-use assets	67,876	72,178
Total Non-current Assets	1,814,926	1,819,703

TOTAL ASSETS	2,446,152	2,355,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	70,507	78,545
Advanced received	617,570	607,617
Accrued expenses and other payables	1,088,532	938,098
Amount due to related parties	293,954	293,752
Operating lease liabilities, net of current portion	68,058	61,640
Total Current Liabilities	2,138,621	1,979,652

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	10,809

TOTAL LIABILITIES	2,138,621	1,990,461

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,710,517 shares issued and outstanding as of August 31,2024 and May 31, 2024 respectively	101,711	101,711
Additional paid-in capital	5,589,388	5,589,388
Accumulated other comprehensive income	21,479	36,925
Accumulated deficit	(5,405,047)	(5,363,480)
Total CXJ Group Stockholders’ Equity	307,531	364,544
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	307,531	364,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,446,152	2,355,005

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2024

and 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended
	August 31, 2024	August 31, 2023
	Unaudited	Unaudited
	$	$
REVENUE	114,382	504,517

COST OF SALES	(19,373)	(223,930)
GROSS PROFIT	95,009	280,587

OTHER (EXPENSE)/INCOME	(165)	4,582

SELLING AND DISTRIBUTION EXPENSES	(56,129)	(156,563)
GENERAL AND ADMINISTRATIVE EXPENSES	(82,547)	(634,930)
LOSS FROM OPERATIONS	(43,832)	(506,324)

INTEREST INCOME	2	115
LOSS BEFORE INCOME TAX	(43,830)	(506,209)

INCOME TAXES EXPENSE	2,263	-
LOSS AFTER TAXATION	(41,567)	(506,209)
Less: Non-controlling Interest	-	(3,265)
LOSS ATTRIBUTABLE TO SHAREHOLDERS	(41,567)	(502,944)
Other comprehensive loss:
- Foreign exchange adjustment (loss)/income	(15,446)	37,701
COMPREHENSIVE LOSS	(57,013)	(465,243)

Net loss per share - Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,710,517	101,710,517

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2024 AND 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended August 31, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	-	364,544
Accumulated Other Comprehensive Income	-	-	-	(15,446)	-	-	(15,446)
Net loss	-	-	-	-	(41,567)	-	(41,567)
Balance as of August 31, 2024	101,710,517	101,711	5,589,388	21,479	(5,405,047)	-	307,531

For the three months ended August 31, 2023

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936
Disposal of Subsidiary	-	-	-	6,081	(25,229)	(24,240)	(43,388)
Accumulated Other Comprehensive Income	-	-	(27,160)	31,620	-	-	4,460
Net loss	-	-	-	-	(502,944)	-	(502,944)
Non-controlling interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of August 31, 2023	101,710,517	101,711	5,558,261	67,806	(3,755,979)	-	1,971,799

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2024 and 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For The Three Months Ended
	August 31, 2024	August 31, 2023
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(41,567)	(506,209)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	569	488
Amortization of right-of-use assets	19,644	11,164
Amortization of intangible assets	-	51,266
Impairment of intangible assets	1,588	-
Changes in operating assets and liabilities:
Accounts receivables	(2,267)	(1,395)
Prepayments, deposits and other receivables	(1,499)	81,965
Inventories	(10,719)	6,971
Accounts payable	(9,526)	(112,781)
Advance received	(2,850)	425,284
Accrued liabilities and other payable	142,994	155,193
Operating lease liabilities	(20,491)	(11,483)

Net cash provided by operating activities	75,876	100,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,301)
Purchase of intangible assets	(1,617)	(16,495)
Disposal of subsidiary, net of cash disposed	-	(2,804)
Net cash used in investing activities	(1,617)	(21,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to related parties	(5,540)	(300)
Advances to directors	-	(13,904)
Net cash used in financing activities	(5,540)	(14,204)
Effect of exchange rate changes on cash and cash equivalents	814	(13,225)
Net change in cash and cash equivalents	69,533	51,434
Cash and cash equivalents, beginning of year	2,521	659,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	72,054	710,885

CXJ GROUP CO., LIMITED

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2024 and year ended may 31, 2024

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of August 31, 2024 and May 31, 2024 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the three months ended August 31, 2024 and 2023 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $41,567 and $506,209 during the three months ended August 31, 2024 and 2023, respectively. As of August 31, 2024 and May 31, 2024, the Company had an accumulated deficit of $5,405,047 and $5,363,480, respectively. The Company’s net cash inflow provided by operations was $75,876 during the three months ended August 31, 2024.

As of August 31, 2024 and May 31, 2024, the Company had cash and cash equivalents of $72,054 and $2,521, and current liabilities of $2,138,621 and $1,979,652 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

(b) Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company has an accumulated deficit of $5,405,047 and $5,363,480 as of August 31, 2024 and May 31, 2024 respectively. During the period three months ended August 31, 2024 and 2023, the Company generated a net loss $41,567 and $506,209 respectively. Furthermore, the Company recorded a net cash inflow of $75,876 and $100,463 from operating activities as of August 31, 2024 and 2023 respectively.

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

In addition, major shareholder agrees to provide financial support to the Company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and the VIE. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE have been eliminated upon consolidation.

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

The Company believes that the contractual arrangements among its subsidiaries, the VIE and its shareholders are in compliance with the current PRC laws and legally enforceable. However, uncertainties in the interpretation and enforcement of the PRC laws, regulations and policies could limit the Company’s ability to enforce these contractual arrangements. As a result, the Company may be unable to consolidate the VIE and its subsidiary in the unaudited condensed consolidated financial statements. The Company’s ability to control its VIE also depends on the authorization by the shareholders of the VIE to exercise voting rights on all matters requiring shareholders’ approval in the VIE. The Company believes that the agreements on authorization to exercise shareholder’s voting power are legally enforceable. In addition, if the legal structure and contractual arrangements with its VIE were found to be in violation of any future PRC laws and regulations, the Company may be subject to fines or other actions. The Company believes the possibility that it will no longer be able to control and consolidate its VIE as a result of the aforementioned risks and uncertainties is remote.

The following table sets forth its subsidiaries and the VIE, including their country of incorporation or residence and our ownership interest in such subsidiaries. Please see “Note 4 VIE Structure and Arrangements”.

Entity Name	Date of Incorporation	Parent Entity	Interest %	Nature of Operation	Place of Incorporation
CXJ Investment Group Company Ltd (BVI CXJ)	2020/2/19	US CXJ	100%	Investment holding	British Virgin Islands
CXJ (HK) Technology Group Company Ltd (HK CXJ)	2020/3/11	BVI CXJ	100%	Investment holding	Hong Kong, PRC
CXJ (Shenzhen) Technology Co., Ltd (SZ CXJ)	2020/5/26	HK CXJ	100%	Investment holding	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd (HZ CXJ)	2019/3/28	SZ CXJ	100%	Trading, brand name management fee and consultancy services	PRC
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd (QD CXJ)	2019/8/19	HZ CXJ	100%	Trading and consultancy services	PRC
Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) (SZ Lanbei)	2020/10/28	HZ CXJ	51%	Trading and consultancy services	PRC
Longkou Xianganfu Trading Co., Ltd. (Longkou CXJ)	2018/4/23	SZ CXJ	100%	Trading and consultancy services	PRC

The Company disposed 51% equity interest of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) on August 1, 2023 to third party with consideration RMB1.

(d) Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, current expected credit loss, allowance of deferred tax asset, useful lives and impairment of long-lived assets, valuation of intangible assets acquired and impairment of goodwill. Actual results may materially differ from these estimates.

(e) Foreign Currency

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended August 31,
	2024	2023
Period-end RMB: US$1 exchange rate	7.09	7.25
Period-average RMB: US$1 exchange rate	7.22	7.19

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

(g) Accounts Receivable and Allowance for Doubtful Accounts

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

Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts for the period ended August 31, 2024.

(h) Inventories, Net

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are motor oil and auto parts.

i) Property and equipment

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

(j) Prepayments

Prepayments are mainly consisted of prepaid income tax, rental, prepayments for consulting fee and advances to supplies.

(k) Intangible Assets

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

The Company recognized an impairment loss on intangible assets amounted to $1,588 and $0 during the period ended August 31, 2024 and 2023 respectively.

(l) Impairment of Long-lived Assets Other Than Goodwill

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

(m) Goodwill

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

(n) Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for financial assets and liabilities, which primarily consist of cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, accrued liabilities, customer advances, are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

(o) Revenue Recognition

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

(p) Sales and Distribution Expense

Sales and distribution expenses consist of payroll related costs, promotion expenses, transportation costs, conference expenses, office expenses, travelling and entertainment expenses.

(q) General and Administrative Expenses

General and administrative expenses consist of payroll related costs, consultancy expenses, bad debts written off, intangible assets written off, rental expenses, office expense, travelling and entertainment expenses.

(r) Operating Leases

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

(s) Value-added Taxes

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

(t) Income Taxes

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

(u) Employee Benefit Expenses

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

(v) Comprehensive Income (Loss)

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

(w) Earnings Per Share

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

(x) Segment Reporting

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

(y) Recently Issued Accounting Standards

During the period ended August 31, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

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

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of the Company signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company will dispose 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd), a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan. After this Agreement comes into force, Xishijie Automobile Industry Ecology Technology Co., Ltd will no longer be the subsidiary of the Company.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of August 31,2024 and May 31, 2024.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months ended August 31, 2024 and 2023, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months ended August 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For The Three Months Ended August 31,		For The Three Months Ended August 31,
	2024	2023	2024	2023
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	28,668	65,326	148%	29%
Hubei Shuqi New Technology Co., Ltd	-	173,666	-	78%
Total	28,668	238,992	148%	107%

Note 7. Account Receivables, Net

As of August 31, 2024 and May 31, 2024, there are no allowance for expected credit loss, our accounts receivables are $62,849 and $59,286 respectively.

Note 8. Prepayments

As of August 31, 2024 and May 31, 2024, prepayments are $329,257 and $325,931 respectively.

	As of		Increase/
	August 31, 2024	May 31, 2024	(Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	329,257	325,931	3,326

Prepayments balance $329,257 consist of advances to suppliers for providing goods and services. As of August 31, 2024 and May 31, 2024, the prepayments balances are $329,257 and $325,931 respectively, as compared that is an increase of $3,326, the increment is mainly due to prepayment to suppliers for goods and services.

Note 9. Deposits and Other Receivables

Deposit   and other receivable consisted of the following as of August   31, 2024 and May 31, 2024:

	As of		Increase/
	August 31, 2024	May 31, 2024	(Decrease)
	(unaudited)	(audited)
	$	$	$
Deposits	14,927	13,195	1,732
Other receivables	12,482	13,813	(1,331)
Total	27,409	27,008	401

Deposits balance $14,927 is deposits paid to landlord for renting office and warehouse. Other receivables balance $12,482 is the advances to staff for business conference and function, travelling expenses and office expenses.

As of August 31, 2024 and May 31, 2024, the deposit and other receivables balances are $27,409 and $27,008 respectively, as compared that is an increase of $401. The increment is mainly due to increase in deposit $1,732 and offset decrease in staff advances $1,331.

Note 10. Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Property and equipment consisted of the following:

	As of	As of
	August 31, 2024	May 31, 2024
	(unaudited)	audited
	$	$
Property and equipment	9,071	9,071
Less: Accumulated depreciation	(4,572)	(4,003)
Foreign translation difference	(26)	(120)
Total property and equipment, net	4,473	4,948

Note 11. Intangible Assets

The intangible assets consist of costs incurred to develop the software and purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalization of purchased patents. The developed cost of software $1,617 is capitalized during the period ended August 31, 2024.

As of August 31, 2024, the intangible assets were impaired due to no projected undiscounted cash flow in future. The intangible assets balances are $0 for both the period ended August 31, 2024 and May 31, 2024. The impairment loss incurred during the period ended August 31, 2024 is $1,588.

	As of	As of
	August 31, 2024	May 31, 2024
	(unaudited)	audited
	$	$
Purchased patents and developed software	1,406,470	1,406,470
Add: Capitalization of software	1,617	-
Less: Accumulated amortization	(235,175)	(235,175)
Less: Accumulated impairment of intangible assets	(1,157,390)	(1,155,802)
Foreign translation difference	(15,522)	(15,493)
Total purchased patents and developed software, net	-	-

Note 12. Business Combination and Goodwill

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

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted in an impairment charge of $1,049,984 in the fourth quarter of 2024. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2024 in the accompanying Consolidated Statements of Operations. As at August 31, 2024, the goodwill balance is $1,742,577.

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

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $1,049,984 and $641,050, were recognized during the year ended May 31, 2024 and 2023 respectively. The impairment loss on goodwill of $0 and $0, were recognized during the three months period ended August 31, 2024 and 2023 respectively. As of August 31, 2024, the balance of goodwill is $1,742,577.

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

Note 13. Income Taxes

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended August 31, 2024 and August 31, 2023, respectively:

	For the three months ended August 31, 2024	For the three months ended August 31, 2023
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets was recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months ended August 31, 2024 and August 31, 2023, respectively are as follows:

	For the three months ended
	August 31, 2024	August 31, 2023
Current	(2,263)	-
Deferred
Income tax expense/(income)	(2,263)	-

Income tax income $2,263 included income tax refund $3,475 from previous year and tax expenses $1,212 for the period ended August 31, 2024.

Note 14. Accounts Payable

Accounts payable consists of the following:

As of
	August 31, 2024	May 31, 2024	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	70,507	78,545	(8,038)

The account payable balance of $70,507 includes payable to vendors for motor oil and auto parts.

Note 15. Advance Received

Advance received consists of the following:

As of
	August 31, 2024	May 31, 2024	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advance Received	617,570	607,617	9,953

Advance received balance $617,570 consists of advances from customer for brand name management fees $236,470 and providing of goods and services $381,100.

As of August 31, 2024 and May 31, 2024, the advance received are $617,570 and $607,617 respectively, as compared that is an increase of $9,953. The increment is mainly due to increase in advanced received of brand name management fee $25,918 and offset decrease of goods and services $15,965.

Note 16. Accrued Expenses, Deposit Received and Other Payable

Accrued expenses, deposit received and other payable consist of the following:

	As of
	August 31, 2024	May 31, 2024	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accrued Expenses	464,220	531,071	(66,851)
Deposit Received	66,291	66,989	(698)
Other Payable	558,021	340,038	217,983
Total	1,088,532	938,098	150,434

Accrued expenses balance $464,220 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $66,291 is the warranty for usage of brand name. Other payable balance $558,021 includes the provision $84,626 for business dispute with a customer in the year 2020short term borrowing from third party $464,227 and $9,168 is the refundable intention fees.

As of August 31, 2024 and May 31, 2024, the accrued expenses, deposit received and other payable balances are $1,088,532 and $938,098 respectively, as compared that is an increase of $150,434. The increment is mainly due to increase in short term borrowing from third party $217,983, offset decrease in accrued expenses $66,851 for legal fee, audit fee and payroll related costs and deposit received $698.

Note 17. Related Party Transaction

Amounts due from related parties as of August 31, 2024 and May 31, 2024 are as follows:

Amounts due from related parties

		As of
	Relationship with the Company	August 31, 2024	May 31, 2024
		(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	66,573	59,669
Total		66,873	59,969

As of August 31, 2024, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $66,573 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to related parties

		As of
`	Relationship with the Company	August 31, 2024	May 31, 2024
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	284,222	284,222
Rudong Shi	Director	9,732	9,530
Total		293,954	293,752

As of August 31, 2024 Cuiyao Luo advanced $284,222 and Rudong Shi advanced $9,732 respectively to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 18. Operating Lease

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of August 31, 2024 and May 31, 2024:

Assets/liabilities	Classification	August 31,2024 $	May 31, 2024 $
Assets
Operating lease right-of-use assets	Operating lease assets	67,876	72,178

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	68,058	61,640

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	-	10,809

Total lease liabilities		68,058	72,449

The operating lease expense for the three months ended August 31, 2024 and 2023 were as follows:

		Three Months Ended
Lease cost	Classification	August 31, 2024	August 31, 2023
		$	$
Operating lease cost	General and administrative Expenses	20,491	11,483

Maturities of operating lease liabilities as of August 31, 2024 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2025	69,300
2026	321
2027	-
Total lease payments	69,621
Less: interest	(1,563)
Present value of lease payments	68,058

Maturities of operating lease liabilities as of May 31, 2024, were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2025	63,675
2026	10,881
2027	-
Total lease payments	74,556
Less: interest	(2107)
Present value of lease payments	72,449

Supplemental information related to operating leases was as follows:

	Three Months Ended
	August 31, 2024	August 31, 2023
	$	$
Cash paid for amounts included in the measurement of lease liabilities	19,644	11,483
New operating lease assets obtained in exchange for operating lease liabilities	14,075	109,943
Weighted average remaining lease term	0.93 year	0.86 year
Weighted average discount rate	4.75%	4.75%

Amortization expense was $19,644 and $11,164 for the three months ended August 31, 2024 and 2023, respectively.

Note 19. Subsequent Event

IIn accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2024 to the date these financial statements were issued and has determined that:

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

Other than the above, there is no other matter or circumstance arisen since August 31, 2024, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the period ended August 31, 2024 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended August 31,		Quarter to Quarter Comparison Increase/
	2024	2023	(Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	114,382	504,517	(390,135)
Cost of Revenue	(19,373)	(223,930)	204,557
Gross Profit	95,009	280,587	(185,578)
Other (Expense)/Income	(165)	4,582	(4,747)
Selling and Distribution Expenses	(56,129)	(156,563)	100,434
General and Administrative Expenses	(82,547)	(634,930)	552,383
Loss from Operation	(43,832)	(506,324)	462,492
Interest Income	2	115	(113)
Loss before Income Taxes	(43,830)	(506,209)	462,379
Income Taxes	2,263	-	2,263
Net Loss before Non-controlling Interest	(41,567)	(506,209)	464,642
Non-controlling Interest	-	(3,265)	3,265
Loss Attributable to Shareholders	(41,567)	(502,944)	461,377

Revenues

For the three months period ended August 31, 2024, we generated total revenue of $114,382 that included brand name administrative fee $85,018, exhaust gas cleaner, motor oil and auto parts $29,297 and others $67.

	For the Three Months Ended August 31,
	2024	% of Net	2023	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	85,018	74.3%	183,081	36.3%	(98,063)
Exhaust gas cleaner, motor oil and auto parts	29,297	25.6%	321,126	63.7%	(291,829)
Others	67	0.1%	310	0.1%	(243)
Total	114,382	100%	504,517	100%	(390,135)

Total revenues for three months ended August 31, 2024 were $114,382 compared to $504,517 for the three months ended August 31, 2023, which decreased by $390,135. Due to the slow market activity, brand name administrative fee decreased by $98,063 and exhaust gas cleaner, motor oil, auto parts and others decreased by $292,072.

The Company are engaging in trading of exhaust gas cleaner, auto parts and motor oil to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of Exhaust Gas Cleaner, Motor Oil and Auto Parts

Revenues related to sales of exhaust gas cleaner, motor oil and auto parts are recognized in the consolidated statements of operations and comprehensive income/(loss) at the time when the goods are delivered and the ownership transfer to the customers.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended August 31, 2024 compared to three months ended August 31, 2023.

	For the Three Months Ended August 31,
	2024	2023	Change
	$	$	$
Exhaust gas cleaner, motor oil and auto parts	18,708	223,549	(204,841)
Others	665	381	284
Total	19,373	223,930	(204,557)

Cost of revenue for the three months ended August 31, 2024 were $19,373 compared to $223,930 as of ended August 31, 2023, a decrement of $204,557. Due to the slow market activity, exhaust gas cleaner, motor oil and auto parts decreased by $204,841 and offset increase of others by $284.

Gross Profit

Gross profit for the three months ended August 31, 2024 were $95,009 compared to $280,587 as of August 31, 2023, a decrement of $185,578 is mainly due to the decrease of revenue from brand name administrative fee and sales of motor oil and auto parts.

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended August 31, 2024 compared to three months ended August 31, 2023:

	For The Three Months Ended August 31,
	2024	% of Net	2023	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	56,129	49.1%	156,563	31.0%	(100,434)

Selling and Distribution expenses for the three months ended August 31, 2024 were $56,129 compared to $156,563 as of August 31, 2023, a decrease of $100,434 is due to decrease in promotion expenses $54,022, payroll costs $24,552, consultancy fee $10,176, travelling expenses $7,367, conference expenses $3,782, transportation costs $2,568, other expenses $66, offset increased in office expenses $1,042, sales commission $900 and entertainment expenses $157. The decrease in selling and distribution expenses is due to slow market activity.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll costs, audit fee, consultancy fee, rental fee and other related expenses.

For three months ended August 31, 2024 compared to three months ended August 31, 2023:

	For the Three Months Ended August 31,
	2024	% of Net	2023	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	82,547	72.2%	634,930	125.8%	(552,383)

G&A expenses for the three months ended August 31, 2024 were $82,547 compared to $634,930 as of August 31, 2023, a decrease of $552,383 was primarily due to the decrease of consultancy fees $460,224, amortization of intangible assets $34,771, payroll costs $21,737, office expenses $16,998, impairment of development costs $14,907, travelling expenses $6,541, entertainment expenses $1,689 and others $1,056, offset increase in R&D expenses $3,165 and rental $2,375. The decrease in general and administrative expenses is due to slow market activity.

Taxation

We recorded a income tax refund of $2,263 and $0 income tax expenses for the period ended August 31, 2024 and August 31, 2023, respectively.

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

Net Profit/(Loss)

Net loss $41,567 and $502,944 occurred for the three months ended August 31, 2024 and 2023 respectively, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Three Months Ended August 31,		Quarter to Quarter Comparison
	2024	2023
	$	$	$
Cash Flows provided by operating activities	75,876	100,463	(24,587)
Cash Flows used in investing activities	(1,588)	(21,600)	20,012
Cash Flows used in financing activities.	(5,540)	(14,204)	8,664
Effects on change in foreign exchange rate	785	(13,225)	14,010
Net Change in cash during period	69,533	51,434	18,099

Operating Activities

Cash flow provided by operating activities for the three months ended August 31, 2024 and 2023 is $75,876 and $100,463 respectively, reflecting a decrease of cash flow $24,587. The decrease in net cash provided by operating activities is mainly due to decrease cash flow of advance received $428,134, prepayment, deposit and other receivable $83,464, amortization of intangible assets $51,266, inventory $17,690, accrued liabilities and other payable $12,199, operating lease liabilities $9,008, accounts receivable $872, and offset net cash inflow of decrease net loss $464,642, accounts payable $103,255, amortization of right-use of assets $8,480, impairment of intangible assets $1,588 and depreciation $81.

Investing Activities

Cash flow used in investing activities is $1,588 for the three months ended August 31, 2024, as compared to $21,600 for the three months ended August 31, 2023, reflecting an increase of cash flow $20,012. The increase is due to decrease of investment in development costs $14,907, disposal of subsidiary, net of cash disposed $2,804 and purchase of property, plant and equipment $2,301.

Financing Activities

Cash flow used in financing activities is $5,540 for the three months ended August 31, 2024, compared to provide by financing activities $14,204 for the three months ended August 31, 2023, reflecting an increase of $8,664. The decrease in net cash used in financing activities was mainly due to advance to director $13,904 and offset advance to related party $5,240.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of August 31, 2024 are as follows:

Payments due by period
Operating leases	Total	Less than 1 year	1-3 years	More than 3 years
Total	68,058	68,058	-	-

A provision of $84,626 is provided, where the Company has a business dispute with a customer, and the customer lodged a police report but no legal action is taken against us.

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of August 31, 2024.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: November 27, 2024

	By:	/s/ Lixin Cai
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer

Date: November 27, 2024

