Form 10-Q
period 2024-11-30
CXJ GROUP CO., Ltd
filed 2025-01-08
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 7, 2025
Common Stock, $0.001 par value	102,270,517

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of November 30, 2024 (unaudited) and May 31, 2024 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the Three Months and Six Months Ended November 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months and Six Months Ended November 30, 2024 and 2023 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2024 and 2023 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements	9-28
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34

ITEM 1.	Legal Proceedings	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3.	Defaults Upon Senior Securities	34
ITEM 4.	Mine Safety Disclosures	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	34
Signatures		35

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2024 and May 31, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	November 30, 2024	May 31, 2024
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	352	2,521
Accounts receivables	58,077	59,286
Prepayments	327,069	325,931
Deposits and other receivables	24,770	27,008
Amount due from related parties	81,903	59,969
Inventories	68,739	60,587
Total Current Assets	560,910	535,302

NON-CURRENT ASSETS
Property and equipment, net	3,846	4,948
Intangible assets, net	-	-
Goodwill	1,742,577	1,742,577
Operating lease right-of-use assets	46,264	72,178
Total Non-current Assets	1,792,687	1,819,703

TOTAL ASSETS	2,353,597	2,355,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	100,307	78,545
Advanced received	677,520	607,617
Accrued expenses, deposit received and other payables	638,785	938,098
Amount due to a related party	330,892	284,222
Amount due to a director	9,530	9,530
Operating lease liabilities, net of current portion	46,501	61,640
Total Current Liabilities	1,803,535	1,979,652

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	10,809

TOTAL LIABILITIES	1,803,535	1,990,461

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 101,710,517 shares issued and outstanding as of November 30, 2024 and May 31, 2024 respectively	102,271	101,711
Additional paid-in capital	5,958,556	5,589,388
Accumulated other comprehensive income	37,975	36,925
Accumulated deficit	(5,548,740)	(5,363,480)
Total CXJ Group Stockholders’ Equity	550,062	364,544
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	550,062	364,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,353,597	2,355,005

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS)/INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2024

and 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended November 30,		For The Six Months Ended November 30,
	2024	2023	2024	2023
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$	$	$
REVENUE	100,875	866,366	215,257	1,370,883

COST OF REVENUE	(35,433)	(335,973)	(54,806)	(559,903)
GROSS PROFIT	65,442	530,393	160,451	810,980

OTHER INCOME/(EXPENSES)	73	5,751	(92)	10,333

SELLING AND DISTRIBUTION EXPENSES	(48,624)	(183,389)	(104,753)	(339,952)
GENERAL AND ADMINISTRATIVE EXPENSES	(123,570)	(149,720)	(206,117)	(784,650)
(LOSS)/PROFIT FROM OPERATIONS	(106,679)	203,035	(150,511)	(303,289)

INTEREST INCOME	3	181	5	296
(LOSS)/PROFIT BEFORE INCOME TAX	(106,676)	203,216	(150,506)	(302,993)

INCOME TAXES EXPENSE	(37,017)	-	(34,754)	-
(LOSS)/PROFIT AFTER TAXATION	(143,693)	203,216	(185,260)	(302,993)
Less: Non-controlling Interest	-	-	-	(3,265)
(LOSS)/PROFIT ATTRIBUTABLE TO SHAREHOLDERS	(143,693)	203,216	(185,260)	(299,728)
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	16,496	(32,385)	1,050	5,316
COMPREHENSIVE (LOSS)/INCOME	(127,197)	170,831	(184,210)	(294,412)

Net (loss)/income per share - Basic and diluted	(0.00)	0.00	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,849,585	101,700,747	101,849,585	101,700,747

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended November 30, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of August 31, 2024	101,710,517	101,711	5,589,388	21,479	(5,405,047)	-	307,531
Common Stock Issued	560,000	560	369,168	-	-	-	369,728
Accumulated Other Comprehensive Income	-	-	-	16,496	-	-	16,496
Net Loss	-	-	-	-	(143,693)	-	(143,693)
Balance as of November 30, 2024	102,270,517	102,271	5,958,556	37,975	(5,548,740)	-	550,062

For The Six Months Ended November 30, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	-	364,544
Common Stock Issued	560,000	560	369,168	-	-	-	369,728
Accumulated Other Comprehensive Income	-	-	-	1,050	-	-	1,050
Net Loss	-	-	-	-	(185,260)	-	(185,260)
Balance as of November 30, 2024	102,270,517	102,271	5,958,556	37,975	(5,548,740)	-	550,062

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended November 30, 2023

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of August 31, 2023	101,710,517	101,711	5,558,261	67,806	(3,755,979)	-	1,971,799
Accumulated Other Comprehensive Loss	-	-	31,127	(32,385)	-	-	(1,258)
Net Profit	-	-	-	-	203,216	-	203,216
Non-controlling Interest	-	-	-	-	-	-	-
Balance as of November 30, 2023	101,710,517	101,711	5,589,388	35,421	(3,552,763)	-	2,173,757

For The Six Months Ended November 30, 2023

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936
Disposal Of Subsidiary				6,081	(25,229)	(24,240)	(43,388)
Accumulated Other Comprehensive Income	-	-	3,967	(765)	-	-	3,202
Net Loss	-	-	-	-	(299,728)	-	(299,728)
Non-controlling Interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of November 30, 2023	101,710,517	101,711	5,589,388	35,421	(3,552,763)	-	2,173,757

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2024 and 2023

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For The Six Months Ended November 30,
	2024	2023
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(185,260)	(302,993)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	1,112	1,066
Amortization of right-of-use assets	38,667	30,183
Amortization of intangible assets	-	68,871
Impairment of intangible assets	1,597	-
Changes in operating assets and liabilities:
Accounts receivables	1,209	(1,395)
Prepayments, deposits and other receivables	1,098	170,438
Inventories	(8,152)	(20,115)
Accounts payable	21,762	(116,594)
Advanced received	69,903	(369,169)
Accrued liabilities, deposit received and other payables	(299,313)	28,765
Operating lease expenses	(40,287)	(31,907)

Net cash used in operating activities	(397,664)	(542,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,280)
Purchase of intangible assets	(1,592)	-
Disposal of subsidiary, net of cash disposed	-	(2,804)
Net cash used in investing activities	(1,592)	(5,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	369,728	-
Advances from/(to) related parties	24,735	(99,749)
Advances to directors	-	66,996
Net cash provided by/(used in) financing activities	394,463	(32,753)
Effect of exchange rate changes on cash and cash equivalents	2,624	(10,629)
Net change in cash and cash equivalents	(2,169)	(591,316)
Cash and cash equivalents, beginning of year	2,521	659,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	352	68,135

CXJ GROUP CO., LIMITED

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2024 and year ended may 31, 2024

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

On September 1, 2024, the Company entered the Subscription Agreement with Zhongxin Lei (the “Purchaser”) to issue and sales of an aggregate of 160,000 shares at a price of $0.657 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $105,128 and went directly to the Company as working capital. The share price is based on the selling price as of June 9, 2022. After issuance of new shares, the Purchaser owing 0.18% equity of Company.

On September 1, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.675 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $135,000 and went directly to the Company as working capital. The share price is based on the selling price as of June 9, 2022. After issuance of new shares, the Purchaser owing 0.22% equity of Company.

On September 2, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.648 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $129,600 and went directly to the Company as working capital. The share price is based on the selling price as of June 9, 2022. After issuance of new shares, the Purchaser owing 0.42% equity of Company.

ECXJ, through its wholly owned subsidiary, CXJ and its subsidiaries and the VIE own and operate an active automobiles products trading and services business in the People’s Republic of China.

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of November 30, 2024 and May 31, 2024 and the condensed consolidated statements of operations and comprehensive (loss)/income   , shareholders’ equity, and cash flow for the six months ended November 30, 2024 and 2023 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $143,693 and net profit of $203,216 during the three months ended November 30, 2024 and 2023, respectively. As of November 30, 2024 and May 31, 2024, the Company had an accumulated deficit of $5,548,740 and $5,363,480, respectively. The Company’s net cash used in operations was $397,664 for the six months ended November 30, 2024.

As of November 30, 2024 and May 31, 2024, the Company had cash and cash equivalents of $352 and $2,521, and current liabilities of $1,803,535 and $1,979,652 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

(b) Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company has an accumulated deficit of $5,548,740 and $5,363,480 as of November 30, 2024 and May 31, 2024 respectively. During the period three months ended November 30, 2024 and 2023, the Company generated a net loss $143,693 and net profit $203,216 respectively. Furthermore, the Company recorded a net cash outflow of $397,664 and $542,850 from operating activities as of November 30, 2024 and 2023 respectively.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended November 30,
	2024	2023
Period-end RMB: US$1 exchange rate	7.24	7.24
Period-average RMB: US$1 exchange rate	7.12	7.21

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in the USA and the PRC.

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

Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts for the period ended November 30, 2024.

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

(j) Prepayments

Prepayments are mainly consisted of prepaid income tax, rental, prepayments for consulting fee and advances to suppliers.

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

The Company recognized an impairment loss on intangible assets amounted to $1,597 and $0 during the period ended November 30, 2024 and 2023 respectively.

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

(m) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment, or if an event or other circumstance indicates that it may not recover the carrying value of the asset. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit.

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

(q) General and Administrative Expenses

General and administrative expenses consist of payroll related costs, consultancy expenses, impairment of intangible assets, rental expenses, office expense, travelling and entertainment expenses.

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

(v) Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Company’s comprehensive (loss) income includes net loss and foreign currency translation adjustment and is presented in the consolidated statements of operations and comprehensive (loss) income.

(w) Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Impact on dilution is insignificant, diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

(y) Recently Issued Accounting Standards

During the period ended November 30, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

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

On September 1, 2024, the Company entered the Subscription Agreement with Zhongxin Lei (the “Purchaser”) to issue and sales of an aggregate of 160,000 shares at a price of $0.657 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $105,128 and went directly to the Company as working capital. The share price is based on the selling price as of June 9, 2022. After issuance of new shares, the Purchaser owing 0.18% equity of Company.

On September 1, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.675 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $135,000 and went directly to the Company as working capital. The share price is based on the selling price as of June 9, 2022. After issuance of new shares, the Purchaser owing 0.22% equity of Company.

On September 2, 2024, the Company entered the Subscription Agreement with Shiguo Wang (the “Purchaser”) to issue and sales of an aggregate of 200,000 shares at a price of $0.648 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $129,600 and went directly to the Company as working capital. The share price is based on the selling price as of June 9, 2022. After issuance of new shares, the Purchaser owing 0.42% equity of Company.

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

Note 5. Shareholders’ Equity

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share as of November 30, 2024 and May 31, 2024.

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

On September 1, 2024, the Company completed the issuance and sales of an aggregate of 160,000 shares at a price of $0.657 per share with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Zhongxin Lei (the “Purchaser”), pursuant to the Subscription Agreement dated as of September 1, 2024 between the Company and the Purchaser. The net proceeds to the Company amounted to $105,128. The $105,128 in proceeds went directly to the Company as working capital.

On September 1, 2024, the Company completed the issuance and sales of an aggregate of 200,000 shares at a price of $0.675 per share with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Shiguo Wang (the “Purchaser”), pursuant to the Subscription Agreement dated as of September 1, 2024 between the Company and the Purchaser. The net proceeds to the Company amounted to $135,000. The $135,000 in proceeds went directly to the Company as working capital.

On September 2, 2024, the Company completed the issuance and sales of an aggregate of 200,000 shares at a price of $0.648 per share with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a private placement to Shiguo Wang (the “Purchaser”), pursuant to the Subscription Agreement dated as of September 2, 2024 between the Company and the Purchaser. The net proceeds to the Company amounted to $129,600. The $129,600 in proceeds went directly to the Company as working capital.

Note 6. Concentration of Risk

(a) Major Customers

For the three months and six months ended November 30, 2024 and 2023, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months and six months ended November 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s total purchase are presented as follows:

	For The Three Months Ended November 30,		For The Three Months Ended November 30,
	2024	2023	2024	2023
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	32,149	97,513	97%	16%
Hubei Shuqi New Technology Co., Ltd	-	157,180	-	21%
Guangzhou Kashide Car Accessories Co., Ltd	218	7,960	1%	4%
Bingzhou Yunfei New Energy Co., Ltd	-	77,003	-	23%
Total	32,367	339,656	98%	64%

	For The Six Months Ended November 30,		For The Six Months Ended November 30,
	2024	2023	2024	2023
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	60,817	162,839	58%	36%
Hubei Shuqi New Technology Co., Ltd	-	330,846	-	7%
Guangzhou Kashide Car Accessories Co., Ltd	452	17,731	1%	14%
Bingzhou Yunfei New Energy Co., Ltd	-	77,003	-	14%
Total	61,269	588,419	59%	71%

Note 7. Account Receivables, Net

As of November 30, 2024 and May 31, 2024, there are no allowance for expected credit loss, our accounts receivables are $58,077 and $59,286 respectively.

Note 8. Prepayments

As of November 30, 2024 and May 31, 2024, prepayments are $327,069 and $325,931 respectively.

	November 30, 2024	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Prepayments	327,069	325,931	1,138

Prepayments balance $327,069 consist of advances to suppliers for providing goods and services. As of November 30, 2024 and May 31, 2024, the prepayments balances are $327,069 and $325,931 respectively, as compared that is an increase of $1,138, the increment is mainly due to advances to suppliers for goods and services.

Note 9. Deposits and Other Receivables

Deposit and other receivables consist of the following as of November 30, 2024 and May 31, 2024:

	November 30, 2024	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Deposits paid	14,618	13,195	1,423
Other receivables	10,152	13,813	(3,661)
Total	24,770	27,008	(2,238)

Deposits balance $14,618 is deposits paid to landlord for renting office and warehouse. Other receivables balance $10,152 is the advances to staff for business conference and function, travelling expenses and office expenses.

As of November 30, 2024 and May 31, 2024, the deposit and other receivables balances are $24,770 and $27,008 respectively, as compared that is a decrease of $2,238. The decrement is mainly due to decrease in staff advance $3,661 and offset increase in deposit $1,423.

Note 10. Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Property and equipment consist of the following:

	November 30, 2024	May 31, 2024
	(unaudited)	(audited)
	$	$
Property and Equipment	9,071	9,071
Less: Accumulated depreciation	(5,115)	(4,003)
Foreign translation difference	(110)	(120)
Total property and equipment, net	3,846	4,948

Note 11. Intangible Assets

The intangible assets consist of costs incurred to develop the software and purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalization of purchased patents. The developed cost of software $1,592 is capitalized during the period ended November 30, 2024.

As of November 30, 2024, the intangible assets were impaired due to no projected undiscounted cash flow in future. The intangible assets balances are $0 for both the period ended November 30, 2024 and May 31, 2024. The impairment loss incurred during the period ended November 30, 2024 is $1,597.

	November 30, 2024	May 31, 2024
	(unaudited)	(audited)
	$	$
Purchased patents and developed software	1,406,470	1,406,470
Add: Capitalization of software	1,592	-
Less: Accumulated amortization	(235,175)	(235,175)
Less: Accumulated impairment of intangible assets	(1,157,399)	(1,155,802)
Foreign translation difference	(15,488)	(15,493)
Total purchased patents and developed software, net	-	-

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

The purchase price was allocated on the acquisition date of HZ CXJ as follows:

As of May 28, 2020
$
Cash at banks and in hand	15,588
Trade receivables	70,423
Inventory on hand	124,658
Prepayments, other receivables and deposits	2,517,125
Due from a related party	1,282
Due to directors	119,405
Due from a shareholder	51,599
Operating lease right-of-use assets	189,604
Total assets	3,089,684

$
Account Payable	(156,955)
Advanced Receipts	(368,777)
Accrued liabilities, other payable and deposits received	(3,007,879)
Due to a related company	(2,000)
Due to related parties	(29,932)
Due to directors	(42)
Operating lease liabilities, net of current portion	(80,882)
Operating lease liabilities, non-current portion	(111,779)
Total liabilities	(3,758,246)

Net tangible liabilities	(668,562)
Goodwill	4,763,015
Total purchase price	4,094,453

$
Consideration in form of shares	4,094,453
Total consideration	4,094,453

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted in an impairment charge of $1,049,984 in the fourth quarter of 2024. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2024 in the accompanying Consolidated Statements of Operations. As at November 30, 2024, the goodwill balance is $1,742,577.

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

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $1,049,984 and $641,050, were recognized during the year ended May 31, 2024 and 2023 respectively. The impairment loss on goodwill of $0 and $0, were recognized during the three months period ended November 30, 2024 and 2023 respectively. As of November 30, 2024, the balance of goodwill is $1,742,577.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended November 30, 2024 and November 30, 2023, respectively:

	For the three months ended November 30, 2024	For the three months ended November 30, 2023
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets were recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and six months ended November 30, 2024 and November 30, 2023, respectively are as follows:

	For The Three Months Ended November 30,
	2024	2023
	$	$
Current	-	-
Deferred	37,017	-
Income tax expense	37,017	-

	For The Six Months Ended November 30,
	2024	2023
	$	$
Current	(2,263)	-
Deferred	37,017	-
Income tax expense	34,754	-

Income tax expense $34,754 is included income tax income $2,263 and deferred income tax expense $37,017.

Income tax income $2,263 included income tax refund $3,475 from previous year and tax expenses $1,212 for the period ended August 31, 2024. Income tax expense $37,017 is the deferred income tax expense for the year ended May 31, 2022.

Note 14. Accounts Payable

Accounts payable consists of the following:

	November 30, 2024	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Accounts Payable	100,307	78,545	21,762

The account payable balance of $100,307 includes payable to vendors for motor oil and auto parts.

Note 15. Advanced Received

Advanced received consists of the following:

	November 30, 2024	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Advanced Received	677,520	607,617	69,903

Advanced received balance $677,520 consists of advances from customer for brand name administrative fees $353,140 and providing of goods and services $324,380.

As of November 30, 2024 and May 31, 2024, the advance received are $677,520 and $607,617 respectively, as compared that is an increase of $69,903. The increment is mainly due to increase in advanced received of brand name administrative fees $142,588 and offset decrease of goods and services $72,685.

Note 16. Accrued Expenses, Deposit Received and Other Payables

Accrued expenses, deposit received and other payables consist of the following:

	November 30, 2024	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Accrued Expenses	459,365	531,071	(71,706)
Deposit Received	66,989	66,989	-
Other Payables	112,431	340,038	(227,607)
Total	638,785	938,098	(299,313)

Accrued expenses balance $459,365 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $66,989 is the warranty for usage of brand name. Other payables balance $112,431 includes the provision $82,873 for business dispute with a customer in the year 2020, short term borrowing from third party $20,580 and $8,978 is the refundable intention fees.

As of November 30, 2024 and May 31, 2024, the accrued expenses, deposit received and other payables balances are $638,785 and $938,098 respectively, as compared that is a decrease of $299,313. The decrement is mainly due to short term borrowing from third party $227,607 and accrued expenses $71,706 for consultancy fee, audit fee and payroll related costs and.

Note 17. Related Party Transaction

Amounts due from related parties as of November 30, 2024 and May 31, 2024 are as follows:

Amounts due from related parties

	Relationship with the Company	November 30, 2024	May 31, 2024
		(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	81,603	59,669
Total		81,903	59,969

As of November 30, 2024, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $81,603 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to a related party

	Relationship with the Company	November 30, 2024	May 31, 2024
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	330,892	284,222

As of November 30, 2024, Cuiyao Luo advanced $330,892 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 18. Amount Due To A Director

Amount due to a director as of November 30, 2024 and May 31, 2024 are as follows:

	Relationship with the Company	November 30, 2024	May 31, 2024
		(unaudited)	(audited)
		$	$
Rudong Shi	Director	9,530	9,530

As of November 30, 2024, Rudong Shi advanced $9,530 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 19. Operating Lease

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of November 30, 2024 and May 31, 2024:

Assets/liabilities	Classification	November 30, 2024 $	May 31, 2024 $
Assets
Operating lease right-of-use assets	Operating lease assets	46,264	72,178

Liabilities
Current
Operating lease liabilities – current	Current operating lease liabilities	46,501	61,640

Long-term
Operating lease liabilities – net of current portion	Long-term operating lease liabilities	-	10,809

Total lease liabilities		46,501	72,449

The operating lease expense for the six months ended November 30, 2024 and 2023 were as follows:

		Six Months Ended
Lease cost	Classification	November 30, 2024	November 30, 2023
		$	$
Operating lease cost	General and administrative expenses	40,287	31,907

Maturities of operating lease liabilities as of November 30, 2024 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2025	47,005
2026	315
2027	-
Total lease payments	47,320
Less: interest	(819)
Present value of lease payments	46,501

Maturities of operating lease liabilities as of May 31, 2024, were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2025	63,675
2026	10,881
2027	-
Total lease payments	74,556
Less: interest	(2,107)
Present value of lease payments	72,449

Supplemental information related to operating leases was as follows:

	Three Months Ended
	November 30, 2024	November 30, 2023
	$	$
Cash paid for amounts included in the measurement of lease liabilities	18,540	19,323
Weighted average remaining lease term	0.71 year	0.86 year
Weighted average discount rate	4.75%	4.75%

Amortization expenses were $40,287 and $31,907 for the six months ended November 30, 2024 and 2023, respectively.

Note 20. Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2024 to the date these financial statements were issued and has determined that there is no other matter or circumstance arisen since November 30, 2024, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Prospectus on Form S-1 for the period ended November 30, 2024 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For The Three Months Ended November 30,		Quarter to Quarter Comparison
	2024	2023	(Decrease)/ Increase
	$	$	$
	(unaudited)	(unaudited)
Revenue	100,875	866,366	(765,491)
Cost of Revenue	(35,433)	(335,973)	300,540
Gross Profit	65,442	530,393	(464,951)
Other Income	73	5,751	(5,678)
Selling and Distribution Expenses	(48,624)	(183,389)	134,765
General and Administrative Expenses	(123,570)	(149,720)	26,150
(Loss)/Profit from Operation	(106,679)	203,035	(309,714)
Interest Income	3	181	(178)
(Loss)/Profit before Income Taxes	(106,676)	203,216	(309,892)
Income Taxes	(37,017)	-	(37,017)
(Loss)/Profit Attributable to Shareholders	(143,693)	203,216	(346,909)

Revenues

For the three months period ended November 30, 2024, we generated total revenue of $100,875   that included brand name administrative fee $41,053, exhaust gas cleaner, motor oil and auto parts $59,746 and others $76.

	For The Three Months Ended November 30,
	2024	% of Net	2023	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	41,053	40.7%	366,082	42.3%	(325,029)
Exhaust gas cleaner, motor oil and auto parts	59,746	59.2%	499,355	57.6%	(439,609)
Others	76	0.1%	929	0.1%	(853)
Total	100,875	100%	866,366	100%	(765,491)

Total revenues for three months ended November 30, 2024 were $100,875 compared to $866,366 for the three months ended November 30, 2023, which decreased by $765,491. Due to the slow market activity, brand name administrative fee decreased by $325,029, exhaust gas cleaner, motor oil, auto parts and others decreased by $439,609 and others $853.

The Company are engaging in trading of exhaust gas cleaner, auto parts and motor oil to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of Exhaust Gas Cleaner, Motor Oil and Auto Parts

Revenues related to sales of exhaust gas cleaner, motor oil and auto parts are recognized in the consolidated statements of operations and comprehensive (loss)/income at the time when the goods are delivered and the ownership transfer to the customers.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended November 30, 2024 compared to three months ended November 30, 2023.

	For The Three Months Ended November 30,
	2024	2023	Change
	$	$	$
Exhaust gas cleaner, motor oil and auto parts	35,402	335,295	(299,893)
Others	31	678	(647)
Total	35,433	335,973	(300,540)

Cost of revenue for the three months ended November 30, 2024 were $35,433   compared to $335,973 as of ended November 30, 2023, a decrement of $300,540. Due to the slow market activity, exhaust gas cleaner, motor oil and auto parts decreased by $299,893 and others by $647.

Gross Profit

Gross profit for the three months ended November 30, 2024 were $65,442 compared to $530,393 as of November 30, 2023, a decrement of $464,951 is mainly due to the decrease of revenue from brand name administrative fee $325,029 and sales of exhaust gas cleaner, motor oil and auto parts $139,716 and others $206.

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended November 30, 2024 compared to three months ended November 30, 2023:

	For The Three Months Ended November 30,
	2024	% of Net	2023	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	48,624	48.2%	183,389	21.2%	(134,765)

Selling and Distribution expenses for the three months ended November 30, 2024 were $48,624 compared to $183,389 as of November 30, 2023, a decrease of $134,765 is due to decrease in sales commission $81,428, promotion expenses $17,581, payroll costs $10,639, travelling expenses $11,134, consultancy fees $4,911, conference expenses $4,875, transportation costs $2,704, office expenses $786 and others $707 The decrease in selling and distribution expenses is due to slow market activity.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll costs, audit fee, consultancy fee, rental fee and other related expenses.

For three months ended November 30, 2024 compared to three months ended November 30, 2023:

	For The Three Months Ended November 30,
	2024	% of Net	2023	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	123,570	122.5%	149,720	17.3%	(26,150)

G&A expenses for the three months ended November 30, 2024 were $123,570 compared to $149,720 as of November 30, 2023, a decrease of $26,150 was primarily due to the decrease of consultancy fees $34,435, office expenses $16,547, payroll costs $16,191, R&D expenses $11,773, entertainment expenses $8,834, travelling expenses $2,294, offset increase in consultancy fees $55,885, rental $986 and others $7,053. The decrease in general and administrative expenses is due to slow market activity.

Taxation

We recorded an income tax expense of $37,017 and $0 for the period ended November 30, 2024 and November 30, 2023, respectively.

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

Net (Loss)/Profit

Net loss $143,693 and net profit $203,216 occurred for the three months ended November 30, 2024 and 2023 respectively, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For The Six Months Ended November 30,		Quarter to Quarter
	2024	2023	Comparison
	$	$	$
Cash Flows used in operating activities	(397,664)	(542,850)	145,186
Cash Flows used in investing activities	(1,592)	(5,084)	3,492
Cash Flows provided by/(used in) financing activities.	394,463	(32,753)	427,216
Effects on change in foreign exchange rate	2,624	(10,629)	13,253
Net Change in cash during period	(2,169)	(591,316)	589,147

Operating Activities

Cash flow used in operating activities for the six months ended November 30, 2024 and 2023 is $397,664 and $542,850 respectively, reflecting an increase of cash flow $145,186. The increase is mainly due to decrease net loss $117,733, increase cash flow of advanced received $439,072, accounts payable $138,356, inventories $11,963, amortization of right-of-use assets $8,484, accounts receivable $2,604, impairment of intangible assets $1,597, depreciation $46 and offset decrease in accrued liabilities, deposit received and other payables $328,078, prepayments, deposits and other receivables $169,340, amortization of intangible assets $68,871, operating lease expenses $8,380.

Investing Activities

Cash flow used in investing activities is $1,592 for the six months ended November 30, 2024, as compared to $5,084 for the six months ended November 30, 2023, reflecting an increase of cash flow $3,492. The increase is due to decrease of purchase of property and equipment $2,280, disposal of subsidiary, net of cash disposed $2,804 and offset increase of investment in development costs $1,592.

Financing Activities

Cash flow provided by financing activities is $394,463 for the six months ended November 30, 2024, compared to use in financing activities $32,753 for the six months ended November 30, 2023, reflecting an increase of $427,216. The increase in net cash provided by financing activities was mainly due to proceeds from share issuance $369,728, advance to related parties $124,484 and offset decrease in advances to directors $66,996.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of November 30, 2024 are as follows:

Payments due by period
Operating leases	Total	Less than 1 year	1-3 years	More than 3 years
Total	46,501	46,501	-	-

A provision of $82,873 is provided, where the Company has a business dispute with a customer, and no legal action is taken against us.

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of November 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits

Exhibit No.	Description
10.1	Subscription agreement, dated September 1, 2024 by CXJ Group Co., Limited and Mr. Zhongxin Lei to issue new shares 160,000 shares.
10.2	Subscription agreement, dated September 1, 2024 by CXJ Group Co., Limited and Mr. Shiguo Wang to issue new shares 200,000 shares.
10.3	Subscription agreement, dated September 2, 2024 by CXJ Group Co., Limited and Mr. Shiguo Wang to issue new shares 200,000 shares.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

Date: January 8, 2025

	By:	/s/ Lixin Cai
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer

Date: January 8, 2025

