Form 10-Q
period 2025-02-28
CXJ GROUP CO., Ltd
filed 2025-04-21
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2025
Common Stock, $0.001 par value	102,270,517

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of February 28, 2025 (unaudited) and May 31, 2024 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the Three Months and Nine Months Ended February 28, 2025 and February 29, 2024 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months and Nine Months Ended February 28, 2025 and February 29, 2024 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2025 and February 28, 2024 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements	9-28
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34

ITEM 1.	Legal Proceedings	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3.	Defaults Upon Senior Securities	34
ITEM 4.	Mine Safety Disclosures	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	34
Signatures		35

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2025 and May 31, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	February 28, 2025	May 31, 2024
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	2,364	2,521
Accounts receivables	57,751	59,286
Prepayments	316,197	325,931
Deposits and other receivables	25,286	27,008
Amount due from related parties	81,455	59,969
Inventories	62,287	60,587
Total Current Assets	545,340	535,302

NON-CURRENT ASSETS
Property and equipment, net	3,294	4,948
Intangible assets, net	-	-
Goodwill	1,742,577	1,742,577
Operating lease right-of-use assets	31,492	72,178
Total Non-current Assets	1,777,363	1,819,703

TOTAL ASSETS	2,322,703	2,355,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	99,756	78,545
Advanced received	679,485	607,617
Accrued expenses, deposit received and other payables	681,198	938,098
Amount due to a related party	330,892	284,222
Amount due to a director	9,478	9,530
Operating lease liabilities, net of current portion	32,123	61,640
Total Current Liabilities	1,832,932	1,979,652

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	10,809

TOTAL LIABILITIES	1,832,932	1,990,461

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 101,710,517 shares issued and outstanding as of February 28, 2025 and May 31, 2024 respectively	102,271	101,711
Additional paid-in capital	5,958,556	5,589,388
Accumulated other comprehensive income	42,322	36,925
Accumulated deficit	(5,613,378)	(5,363,480)
Total CXJ Group Stockholders’ Equity	489,771	364,544
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	489,771	364,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,322,703	2,355,005

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS)/INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2025

and FEBRUARY 29, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended		For The Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$	$	$
REVENUE	64,541	390,268	279,798	1,761,151

COST OF REVENUE	(2,443)	(63,528)	(57,249)	(623,431)
GROSS PROFIT	62,098	326,740	222,549	1,137,720

OTHER INCOME/(EXPENSES)	11	48	(81)	10,381

SELLING AND DISTRIBUTION EXPENSES	(46,766)	(79,920)	(151,519)	(419,872)
GENERAL AND ADMINISTRATIVE EXPENSES	(79,983)	(132,964)	(286,100)	(917,614)
(LOSS)/PROFIT FROM OPERATIONS	(64,640)	113,904	(215,151)	(189,385)

INTEREST INCOME	2	64	7	360
(LOSS)/PROFIT BEFORE INCOME TAX	(64,638)	113,968	(215,144)	(189,025)

INCOME TAXES EXPENSE	-	(5,227)	(34,754)	(5,227)
(LOSS)/PROFIT AFTER TAXATION	(64,638)	108,741	(249,898)	(194,252)
Less: Non-controlling Interest	-	-	-	(3,265)
(LOSS)/PROFIT ATTRIBUTABLE TO SHAREHOLDERS	(64,638)	108,741	(249,898)	(190,987)
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	4,347	161	5,397	5,477
COMPREHENSIVE (LOSS)/INCOME	(60,291)	108,902	(244,501)	(185,510)

Net (loss)/profit per share - Basic and diluted	(0.00)	0.00	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	101,987,668	101,710,517	101,987,668	101,710,517

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2025

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended February 28, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
		$	$	$	$	$
Balance as of November 30, 2024	102,270,517	102,271	5,958,556	37,975	(5,548,740)	550,062
Accumulated Other Comprehensive Income	-	-	-	4,347	-	4,347
Net Loss	-	-	-	-	(64,638)	(64,638)
Balance as of February 28, 2025	102,270,517	102,271	5,958,556	42,322	(5,613,378)	489,771

For The Nine Months Ended February 28, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
		$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	364,544
Common Stock Issued	560,000	560	369,168	-	-	369,728
Accumulated Other Comprehensive Income	-	-	-	5,397	-	5,397
Net Loss	-	-	-	-	(249,898)	(249,898)
Balance as of February 28, 2025	102,270,517	102,271	5,958,556	42,322	(5,613,378)	489,771

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended February 29, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interest	Equity
		$	$	$	$	$	$
Balance as of November 30, 2023	101,710,517	101,711	5,589,388	35,421	(3,552,763)	-	2,173,757
Accumulated Other Comprehensive Loss	-	-	30,485	161	-	-	30,646
Net Profit	-	-	-	-	108,741	-	108,741
Balance as of February 29, 2024	101,710,517	101,711	5,619,873	35,582	(3,444,022)	-	2,313,144

For The Nine Months Ended February 29, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interest	Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936
Disposal Of Subsidiary	-	-	-	-	(25,229)	(24,240)	(49,469)
Accumulated Other Comprehensive Income	-	-	34,452	5,477	-	-	39,929
Net Loss	-	-	-	-	(190,987)	-	(190,987)
Non-controlling Interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of February 29, 2024	101,710,517	101,711	5,619,873	35,582	(3,444,022)	-	2,313,144

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

`	For The Nine Months Ended
	February 28, 2025	February 29, 2024
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(249,898)	(194,252)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,643	1,674
Amortization of right-of-use assets	56,829	49,992
Amortization of intangible assets	-	104,895
Impairment of intangible assets	3,180	-
Income tax refund	3,475	-
Changes in operating assets and liabilities:
Accounts receivables	1,209	(1,395)
Prepayments, deposits and other receivables	10,885	179,091
Inventories	(2,033)	18,458
Accounts payable	21,642	(201,372)
Advance received	75,206	(722,889)
Accrued liabilities and other payable	(258,755)	238,187
Operating lease expenses	(59,167)	(52,970)
Advances to related parties	24,856	(60,720)
Advances to directors	-	3,538

Net cash used in operating activities	(370,928)	(637,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,315)
Purchase of intangible assets	(3,175)	-
Disposal of subsidiary, net of cash disposed	-	(2,804)
Net cash used in investing activities	(3,175)	(5,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	369,728	-
Net cash provided by financing activities	369,728	-
Effect of exchange rate changes on cash and cash equivalents	4,218	1,519
Net change in cash and cash equivalents	(157)	(641,363)
Cash and cash equivalents, beginning of year	2,521	659,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	2,364	18,088

CXJ GROUP CO., LIMITED

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025 and year ended may 31, 2024

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of presentation and liquidation

The condensed consolidated balance Sheets as of February 28, 2025 and May 31, 2024 and the condensed consolidated statements of operations and comprehensive (loss)/income, shareholders’ equity, and cash flow for the Nine months ended February 28, 2025 and February 29, 2024 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“US GAAP”).

The Company incurred net loss of $64,638 and net profit of $108,741 during the three months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025 and May 31, 2024, the Company had an accumulated deficit of $5,613,378 and $5,363,480, respectively. The Company’s net cash used in operations was $370,928 for the nine months ended February 28, 2025.

As of February 28, 2025 and May 31, 2024, the Company had cash and cash equivalents of $2,364 and $2,521, and current liabilities of $1,832,932 and $1,979,652 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

(b) Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company has an accumulated deficit of $5,613,378 and $5,363,480 as of February 28, 2025 and May 31, 2024 respectively. During the period three months ended February 28, 2025 and February 29, 2024, the Company generated a net loss $64,638 and net profit $108,741 respectively. Furthermore, the Company recorded a net cash outflow of $370,928 and $637,763 from operating activities as of February 29, 2025 and February 29, 2024 respectively.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Nine months ended
	February 28, 2025	February 29, 2024
Period-end RMB: US$1 exchange rate	7.28	7.19
Period-average RMB: US$1 exchange rate	7.28	7.15

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

Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts for the period ended February 28, 2025.

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

i) Property and equipment

Property and equipment are stated at cost, less depreciation, amortization and impairments. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years . Expenditures for major improvements and betterments are capitalized, while minor repairs and maintenance are charged to expense as incurred. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.

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

The Company recognized an impairment loss on intangible assets amounted to $3,180 and $0 during the period ended February 28, 2025 and February 29, 2024 respectively.

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

The Company calculates basic and diluted (loss)/earnings per share as follow:

	For The Nine Months Ended
	February 28, 2025	February 29, 2024
	$	$
Numberator:
Net loss attributable to common shareholders, basic	(244,501)	(185,510)
Denominator:
Weighted average number of shares outstanding, basic and diluted	101,987,668	101,710,517
Loss per share, basic and diluted	(0.00)	(0.00)

As of February 28, 2025, the Company had dilutive securities from the issuance of 560,000 shares in September 2024.

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

(y) Recently Issued Accounting Standards

During the period ended February 28, 2025, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

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

Note 6. Concentration of Risk

(a) Major Customers

For the three months and nine months ended February 28, 2025 and February 29, 2024, there was no customers who accounted for 10% or more of the Company’s revenue nor with significant outstanding receivables.

(b) Major Suppliers

For the three months and nine months ended February 28, 2025 and February 29, 2024, the vendors who accounted for 10% or more of the Company’s total purchase are presented as follows:

	For The Three Months Ended		For The Three Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	$	$	%	%
Nanjing Xigua Automobile Co., Ltd	-	16,445	-	62%
Hangzhou Ciyu Car Accessories Co., Ltd.	-	4,773	-	18%
Total	-	21,218	-	80%

	For The Nine Months Ended		For The Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	60,817	162,839	59%	28%
Hubei Shuqi New Technology Co., Ltd	-	330,846	-	56%
Bingzhou Yunfei New Energy Co., Ltd	-	77,003	-	13%
Total	60,817	570,688	59%	97%

Note 7. Account Receivables, Net

As of February 28, 2025 and May 31, 2024, there are no allowance for expected credit loss, our accounts receivables are $57,751 and $59,286 respectively.

Note 8. Prepayments

As of February 28, 2025 and May 31, 2024, prepayments are $316,197 and $325,931 respectively.

	February 28, 2025	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Prepayments	316,197	325,931	(9,734)

Prepayments balance $316,197 consist of advances to suppliers for providing goods and services. As of February 28, 2025 and May 31, 2024, the prepayments balances are $316,197 and $325,931 respectively, as compared that is a decrease of $9,734, the decrement is mainly due to advances to suppliers for goods and services.

Note 9. Deposits and Other Receivables

Deposit and other receivables consist of the following as of February 28, 2025 and May 31, 2024:

	February 28, 2025	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Deposits paid	14,538	13,195	1,343
Other receivables	10,748	13,813	(3,065)
Total	25,286	27,008	(1,722)

Deposits balance $14,538 is deposits paid to landlord for renting office and warehouse. Other receivables balance $10,748 is the advances to staff for business conference and function, travelling expenses and office expenses.

As of February 28, 2025 and May 31, 2024, the deposit and other receivables balances are $25,286 and $27,008 respectively, as compared that is a decrease of $1,722. The decrement is mainly due to decrease in staff advance $3,065 and offset increase in deposit $1,343.

Note 10. Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Property and equipment consist of the following:

	February 28, 2025	May 31, 2024
	(unaudited)	(audited)
	$	$
Property and Equipment	9,071	9,071
Less: Accumulated depreciation	(5,646)	(4,003)
Foreign translation difference	(131)	(120)
Total property and equipment, net	3,294	4,948

Note 11. Intangible Assets

The intangible assets consist of costs incurred to develop the software and purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalization of purchased patents.

The intangible assets balances are $0 for both the period ended February 28, 2025 and May 31, 2024. The impairment loss incurred during the period ended February 28, 2025 is $3,180.

	February 28, 2025	May 31, 2024
	(unaudited)	(audited)
	$	$
Purchased patents and developed software	1,406,470	1,406,470
Add: Capitalization of software	3,175	-
Less: Accumulated amortization	(235,175)	(235,175)
Less: Accumulated impairment of intangible assets	(1,158,982)	(1,155,802)
Foreign translation difference	(15,488)	(15,493)
Total purchased patents and developed software, net	-	-

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

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted in an impairment charge of $1,049,984 in the fourth quarter of 2024. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2024 in the accompanying Consolidated Statements of Operations. As at February 28, 2025, the goodwill balance is $1,742,577.

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

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $1,049,984 and $641,050, were recognized during the year ended May 31, 2024 and 2023 respectively. The impairment loss on goodwill of $0 and $0, were recognized during the three months period ended February 28, 2025 and February 29, 2024 respectively. As of February 28, 2025, the balance of goodwill is $1,742,577.

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

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended February 28, 2025 and February 29, 2024, respectively:

	For the three months ended February 28, 2025	For the three months ended February 29, 2024
PRC statutory rate	25%	25%
Net operating losses for which no deferred tax assets were recognized	(25)%	(25)%
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5%	16.5%
Effective income tax rate	16.5%	16.5%

Income tax expense for the three months and nine months ended February 28, 2025 and February 29, 2024, respectively are as follows:

	For The Three Months Ended
	February 28, 2025	February 29, 2024
	$	$
Current	-	5,227
Deferred	-	-
Income tax expense	-	5,227

	For The Nine Months Ended
	February 28, 2025	February 29, 2024
	$	$
Current	1,212	5,227
Tax refund	(3,475)	-
Deferred	37,017	-
Income tax expense	34,754	5,227

Income tax expense $34,754 is included income tax refund $3,475 from previous year, income tax expenses $1,212 for the period ended August 31, 2024 and income tax expenses $37,017 for the year ended May 31, 2022.

Note 14. Accounts Payable

Accounts payable consists of the following:

	February 28, 2025	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Accounts Payable	99,756	78,545	21,211

The account payable balance of $99,756 includes payable to vendors for motor oil and auto parts.

Note 15. Advanced Received

Advanced received consists of the following:

	February 28, 2025	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Advance Received	679,485	607,617	71,868

Advanced received balance $679,485 consists of advances from customer for brand name administrative fees $293,645 and providing of goods and services $385,840.

As of February 28, 2025 and May 31, 2024, the advance received are $679,485 and $607,617 respectively, as compared that is an increase of $71,868. The increment is mainly due to increase in advanced received of brand name administrative fees $83,093 and offset decrease of goods and services $11,225.

Note 16. Accrued Expenses, Deposit Received and Other Payables

Accrued expenses, deposit received and other payables consist of the following:

	February 28, 2025	May 31, 2024	Increase/
	(unaudited)	(audited)	(Decrease)
	$	$	$
Accrued Expenses	498,431	531,071	(32,640)
Deposit Received	66,621	66,989	(368)
Other Payable	116,146	340,038	(223,892)
Total	681,198	938,098	(256,900)

Accrued expenses balance $498,431 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $66,621 is the warranty for usage of brand name. Other payables balance $116,146 includes the provision $82,417 for business dispute with a customer in the year 2020, short term borrowing from third party $25,487 and $8,242 is the refundable intention fees.

As of February 28, 2025 and May 31, 2024, the accrued expenses, deposit received and other payables balances are $681,198 and $938,098 respectively, as compared that is a decrease of $256,900. The decrement is mainly due to short term borrowing from third party $219,641, refundable intention fee $4,251, accrued expenses $32,640 for consultancy fee, audit fee and payroll related costs and deposit received $368.

Note 17. Related Party Transaction

Amounts due from related parties as of February 28, 2025 and May 31, 2024 are as follows:

Amounts due from related parties

	Relationship with the Company	February 28, 2025	May 31, 2024
		(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	81,155	59,669
Total		81,455	59,969

As of February 28, 2025, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced $81,155 to Hangzhou Xielie Internet Technology Co., Limited for one year to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to a related party

`	Relationship with the Company	February 28, 2025	May 31, 2024
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	330,892	284,222

As of February 28, 2025, Cuiyao Luo advanced $330,892 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 18. Amount Due To A Director

Amount due to a director as of February 28, 2025 and May 31, 2024 are as follows:

	Relationship with the Company	February 28, 2025	May 31, 2024
		(unaudited)	(audited)
		$	$
Rudong Shi	Director	9,478	9,530

As of February 28, 2025, Rudong Shi advanced $9,478 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Note 19. Operating Lease

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of February 28, 2025 and May 31, 2024:

Assets/liabilities	Classification	February 28, 2025 $	May 31, 2024 $
Assets
Operating lease right-of-use assets	Operating lease assets	31,492	72,178

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	32,123	61,640

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	-	10,809

Total lease liabilities		32,123	72,449

The operating lease expense for the nine months ended February 28, 2025 and February 29, 2024 were as follows:

		Nine Months Ended
Lease cost	Classification	February 28, 2025	February 29, 2024
		$	$
Operating lease cost	General and administrative expenses	59,167	52,970

Maturities of operating lease liabilities as of February 28, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2025	32,203
2026	313
2027	-
Total lease payments	32,516
Less: interest	(393)
Present value of lease payments	32,123

Maturities of operating lease liabilities as of May 31, 2024, were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2025	63,675
2026	10,881
2027	-
Total lease payments	74,556
Less: interest	(2,107)
Present value of lease payments	72,449

Supplemental information related to operating leases was as follows:

	Three Months Ended
	February 28, 2025	February 29, 2024
	$	$
Cash paid for amounts included in the measurement of lease liabilities	18,162	19,546
Weighted average remaining lease term	0.5 year	1.18 years
Weighted average discount rate	4.75%	4.75%

Amortization expenses were $59,167 and $52,970 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

Note 20. Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2025 to the date these financial statements were issued and has determined that there is no other matter or circumstance arisen since February 28, 2025, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Report for the period ended February 28, 2025 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For The Three Months Ended		Quarter to Quarter Comparison
	February 28, 2025	February 29, 2024	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	64,541	390,268	(325,727)
Cost of Revenue	(2,443)	(63,528)	61,085
Gross Profit	62,098	326,740	(264,642)
Other Income	11	48	(37)
Selling and Distribution Expenses	(46,766)	(79,920)	33,154
General and Administrative Expenses	(79,983)	(132,964)	52,981
(Loss)/Profit from Operation	(64,640)	113,904	(178,544)
Interest Income	2	64	(62)
(Loss)/Profit before Income Taxes	(64,638)	113,968	(178,606)
Income Taxes	-	(5,227)	5,227
(Loss)/Profit Attributable to Shareholders	(64,638)	108,741	(173,379)

Revenues

For the three months period ended February 28, 2025, we generated total revenue of $64,541 that included brand name administrative fee $60,859, exhaust gas cleaner and motor oil and auto parts $3,682.

	For The Three Months Ended
	February 28, 2025	% of Net Sales	February 29, 2024	% of Net Sales	Change
	$		$		$
Administrative fee of brand name	60,859	94.3%	301,674	77.3%	(240,815)
Exhaust gas cleaner, motor oil and auto parts	3,682	5.7%	87,653	22.5%	(83,971)
Others	-	-	941	0.2%	(941)
Total	64,541	100%	390,268	100%	(325,727)

Total revenues for three months ended February 28, 2025 were $64,541 compared to $390,268 for the three months ended February 29, 2024, which decreased by $325,727. Due to the slow market activity, brand name administrative fee decreased by $240,815, exhaust gas cleaner, motor oil and auto parts decreased by $83,971 and others decreased by $941 respectively.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended February 28, 2025 compared to three months ended February 29, 2024.

	For The Three Months Ended
	February 28, 2025	February 29, 2024	Change
	$	$	$
Exhaust gas cleaner, motor oil and auto parts	2,443	63,147	(60,704)
Others	-	381	(381)
Total	2,443	63,528	(61,085)

Cost of revenue for the three months ended February 28, 2025 were $2,443 compared to $63,528 as of ended February 29, 2024, a decrement of $61,085. Due to the slow market activity, exhaust gas cleaner, motor oil and auto parts decreased by $60,704 and others by $381.

Gross Profit

Gross profit for the three months ended February 28, 2025 were $62,098 compared to $326,740 as of February 29, 2025, a decrement of $264,642 is mainly due to the decrease of revenue from brand name administrative fee $240,815, sales of exhaust gas cleaner, motor oil and auto parts $23,267 and others $560.

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended February 28, 2025 compared to three months ended February 29, 2024:

	For The Three Months Ended
	February 28, 2025	% of Net Sales	February 29, 2024	% of Net Sales	Change
	$		$		$
Selling and Distribution Expenses	46,766	72.5%	79,920	20.5%	(33,154)

Selling and Distribution expenses for the three months ended February 28, 2025 were $46,766 compared to $79,920 as of February 29, 2024, a decrease of $33,154 is due to decrease in sales commission $7,552, conference expenses $6,850, transportation costs $5,467, promotion expenses $4,216, travelling expenses $4,174, payroll costs $2,693, entertainment expenses $2,151 and others $51. The decrease in selling and distribution expenses is due to slow market activity.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll costs, audit fee, consultancy fee, rental fee and other related expenses.

For three months ended February 28, 2025 compared to three months ended February 29, 2024:

	For The Three Months Ended
	February 28, 2025	% of Net Sales	February 29, 2024	% of Net Sales	Change
	$		$		$
General and Administrative Expenses	79,983	123.5%	132,964	34.1%	(52,981)

G&A expenses for the three months ended February 28, 2025 were $79,983 compared to $132,964 as of February 29, 2024, a decrease of $52,981 was primarily due to the decrease of amortization of intangible assets $34,965, payroll costs $10,373, R&D expenses $3,591, rental $3,292, consultancy fees $2,314, others $2,078 and offset increase in loss on disposal of slow movement stock $3,632. The decrease in general and administrative expenses is due to slow market activity.

Taxation

We recorded an income tax expense of $0 for the period ended February 28, 2025 and February 29, 2024, respectively.

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

Net (Loss)/Profit

Net loss $64,638 and net profit $108,741 occurred for the three months ended February 28, 2025 and February 29, 2024 respectively, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For The Nine Months Ended		Quarter to
	February 28, 2025	February 29, 2024	Quarter Comparison
	$	$	$
Cash Flows used in operating activities	(370,928)	(637,763)	266,835
Cash Flows used in investing activities	(3,175)	(5,119)	1,944
Cash Flows provided by/(used in) financing activities.	369,728	-	369,728
Effects on change in foreign exchange rate	4,218	1,519	2,699
Net Change in cash during period	(157)	(641,363)	641,206

Operating Activities

Cash flow used in operating activities for the nine months ended February 28, 2025 and February 29, 2024 is $370,928 and $637,763 respectively, reflecting an increase of cash flow $266,835. The increase is mainly due to increase cash flow of advanced received $798,095, accounts payable $223,014, advances to related parties $85,576, amortization of right-of-use assets $6,837, income tax refund $3,475, impairment of intangible assets $3,180, accounts receivable $2,604 and offset net loss increased by $55,646, decreased of accrued liabilities, deposit received and other payables $496,942 prepayments, deposits and other receivables $168,206, amortization of intangible assets $104,895, inventories $20,491, operating lease expenses $6,197, advances to directors $3,538 and depreciation $31.

Investing Activities

Cash flow used in investing activities is $3,175 for the nine months ended February 28, 2025, as compared to $5,119 for the nine months ended February 29, 2024, reflecting an increase of cash flow $1,944. The increase is due to decrease of purchase of property and equipment $2,315 and disposal of subsidiary net of cash disposed $2,804, offset purchase of intangible assets $3,175.

Financing Activities

Cash flow provided by financing activities is $369,728 for the nine months ended February 28, 2025, compared to use in financing activities $0 for the nine months ended February 29, 2024, reflecting an increase of $369,728. The increase in net cash provided by financing activities was due to issuance of ordinary shares through private placements, proceeds $264,600 from issuance of 400,000 shares to Shiguo Wang and $105,128 from issuance of 160,000 shares to Zhongxin Lei.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIESss

Contractual Obligations

Our contractual obligations as of February 28, 2025 are as follows:

Payments due by period
Operating leases	Total	Less than 1 year	1-3 years	More than 3 years
Total	32,123	32,123	-	-

A provision of $82,418 is provided, where the Company has a business dispute with a customer, and no legal action is taken against us.

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of February 28, 2025.

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

Date: April 21, 2025

	By:	/s/ Lixin Cai
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer

Date: April 21, 2025

