Form 10-K/A
period 2024-05-31
CXJ GROUP CO., Ltd
filed 2025-09-02
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1

TO

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of CXJ Group Co., Limited (the “Company,” “we,” and “our”) for the year ended May 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission on November 8, 2024 (the “Original Filing”).

The Amendment is being filed for the purposes of additional disclosures requested by the staff of the U.S. Securities Exchange Commission (“SEC”) pursuant to a letter dated March 26, 2025. As requested by the SEC, this Amendment includes additional disclosures of restated a correction of error $79,934 in recognition of brand name management fee revenue for the fiscal financial year ended May 31, 2023. The correction does not materially impact the Company’s financial position, result of operation, or cash flows for the fiscal year ended May 31, 2023. We also expanding certain legal and operational risk disclosures and the potential impact on the Company of having substantially all of its operations conducted by its variable interest entity (“VIE”) in China, and updating certain other disclosures, including those relating to recent regulatory developments and the effect of doing business in China.

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

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and for the purpose of this report only, reference to:

●	“China” and “the PRC” are to the People’s Republic of China.

●	“Company”, “ECXJ”, “we”, “us” and “our” are to CXJ Group Co., Limited, a Nevada corporation.

●	“BVI CXJ” are to CXJ Investment Group Company Ltd. a British Virgin Islands company and wholly owned subsidiary of CXJ Group Co., Limited (“ECXJ”), and a holding company.

●	“HK CXJ” are to CXJ (HK) Technology Group Company Ltd., a Hong Kong company and wholly owned subsidiary of CXJ Investment Group Company Ltd (“BVI CXJ”), and a holding company.

●	“WFOE” are to CXJ (Shenzhen) Technology Co., Ltd or “SZ CXJ”, a PRC company and wholly owned subsidiary of CXJ (HK) Technology Group Company Ltd (“HK CXJ”), and a holding company.

●	“Consolidated VIE” are to CXJ Technology (Hangzhou) Co., Ltd or “HZ CXJ” and its subsidiaries, a PRC company and a variable interest entity.

●	“Longkou CXJ” are to Longkou Xianganfu Trading Co., Ltd, a PRC company and wholly owned subsidiary of CXJ (Shenzhen) Technology Co., Ltd (“SZ CXJ”).

●	“Qingdao CX” are to Qingdao Hong Run Kuo Ye Network Technology Co., Ltd, a PRC company and wholly owned subsidiary of CXJ Technology (Hangzhou) Co., Ltd (“HZ CXJ”), which is not conducted any operations.

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	“SEC” are to the U.S. Securities and Exchange Commission.

●	“US dollars”, “dollars” and “$” are to the legal currency of the United States.

●	“Renminbi” and “RMB” are to the legal currency of China.

●	“SAFE” are to the State Administration of Foreign Exchange of the People’s Republic of China.

●	“VIE Agreements” are to the agreement entered into by and between CXJ (Shenzhen) Technology Co., Limited (“SZ CXJ”) and CXJ Technology (Hangzhou) Co., Ltd (“HZ CXJ”) to qualify HZ CXJ as a variable interest entity, specially, the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement.

●	“Ordinary shares” are to our Class A ordinary share, par value $0.001 per share.

PART I

Item 1. Business

Regulatory Overview – Legal and Operation Risks

CXJ Group Co., Limited (“ECXJ”, “us”, the “Company” or “we”) is a United States holding company primarily operating in China through its PRC WFOE subsidiary CXJ (Shenzhen) Technology Co., Ltd. (“SZ CXJ”). In order to operate its business in PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added services, the Company entered into a series of contractual arrangements with the VIE: CXJ Technology (Hangzhou) Co., Ltd. (“HZ CXJ”).

The VIE structure involves unique risks to shareholders and investors. It is used to provide investors with contractual exposure to foreign investment in China-based companies where Chinese law prohibits or restrict direct foreign investment in the operating companies. Due to PRC legal restrictions on foreign ownership in certain businesses, we do not have any equity ownership of the VIE or its subsidiaries; instead, we receive the economic benefits of the VIE’s business operations through certain contractual agreements.

As a result of such series of contractual arrangements, SZ CXJ is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidation entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiaries in its consolidated financial statements in accordance with U.S. GAAP. Neither the Company nor its investors own any equity interest in, have direct foreign investment in, or control through any such ownership of or investment in the VIE. As a result, investors in the Company’s common stock are not purchasing an equity interest in the VIE or in its subsidiaries, but instead are purchasing an equity interest in ECXJ, the Nevada holding company. These contractual arrangements have not been tested in a court of law in the PRC. Moreover, the binding rights over the VIE’s subsidiaries in the contractual arrangements between SZ CXJ and HZ CXJ are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

Risk Related to our VIE Structure

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with SZ CXJ VIE. If the Chinese government should disallow or limit the use of the VIE, it could materially and adversely affect our business, which could result in your shares significantly declining in value or becoming worthless. See “Item 1A Risk Factors – 2) Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations”.

●	Although we have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and SZ CXJ VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, but that such ownership structures have not been tested in court, ECXJ faces uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, SZ CXJ VIE’s financial performance, and the value of a shareholder’s ECXJ shares. See “Item 1A. Risk Factors – 2) Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, SZ CXJ and our VIE, with which SZ CXJ maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality”.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial negative impact on ECXJ’s business and consequently on the value of ECXJ’s securities. See “Item 1A. Risk Factors – 2) Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected and we may be forced to relinquish our interests in those operations”.

●	On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation including future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, it is uncertain whether our contractual arrangements would be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with. See “Item 1A. Risks Factors – 2) Risks Related to Our Commercial Relationship with our VIE - Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law”.

●	Neither the Company nor its shareholders have a direct equity ownership interest in SZ CXJ VIE. The Company’s relationship to the VIE is defined by the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors – 2) Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, SZ CXJ and our VIE, with which SZ CXJ maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality”.

For additional risks related to our VIE structure, see “Item 1A. Risk Factors – 2) Risks Related to our Commercial Relationship with our VIE”.

Risk Related to Doing Business in China

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares. See “Item 1A. Risk Factors – 3) Risks Related to Doing Business in China - The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China”.

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities. See “Item 1A. Risk Factors – 3) Risks Related to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection”.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. SZ CXJ and it’s VIE’s ability to distribute dividends is based upon their distributable earnings.

Current PRC regulations permit our PRC subsidiaries to pay dividends to their shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock. See “Item 1A. Risk Factors – 3) Risks Related to our Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business”.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, SZ CXJ and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. See “Item 1A. Risk Factors – 3) Risks Related to Our Business - We will rely on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business”.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate with respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from the standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries. See “Item 1A. Risk Factors – 3) Risks Related to doing Business in China - Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders”.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIE’s business and financial condition. Any deterioration in our VIE’s business could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock. See “Item 1A. Risk Factors – 3) Risks Related to Doing Business in China - A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition”.

●	Our business operations are conducted in China through our VIE and its subsidiaries. If we should become subject to the recent scrutiny, criticism, and negative publicity involving U.S. listed China-based companies, we may have to expend significant resources to investigate and/or defend negative allegations. If such allegations cannot be addressed and resolved favorably, it could result in a material change in the business operations of our PRC subsidiaries, significantly limit our ability to obtain financing through the sale of additional securities, and cause our securities to significantly decline in value or be worthless. See “Item 1A. Risk Factors – 3) Risks Related to Doing Business in China - If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, stock price, and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably”.

●	There are political risks associated with conducting business in Hong Kong and China. See “Item 1A. Risk Factors – 3) Risks Related to Doing Business in China - There are political risks associated with conducting business in China”.

●	Although our current independent registered public accounting firm is headquartered in Kuala Lumpur, Malaysia and, therefore, we believe that its work papers are available for inspection by the PCAOB, our common stock could, in the future, be delisted under the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 and related regulations, if the PCAOB is unable to inspect our auditors in the future. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment. See “Item 1A. Risk Factors – 3) Risks Related to Doing Business in China - To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange”.

Implications of Being a Holding Company - Transfers of Cash to and from Our Subsidiaries

As a holding company, we will rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. Neither the Company nor any of its subsidiaries maintain cash management policies or procedures that dictate how funds are transferred. The Company is permitted under the laws of the State of Nevada and its articles of incorporation (as amended from time to time) to provide funding to its subsidiaries through loans or capital contributions. Our subsidiaries are permitted under the respective laws of China and Hong Kong to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our PRC or Hong Kong subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on their ability to transfer cash. In addition, if any of our subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us.

As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries has paid any dividends or other distributions or transferred assets to the Company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by the Company to its subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, the Company has not made any transfers, paid any dividends, or made any distributions to U.S. investors. None of the Company, our subsidiaries, or our VIE has any plan to distribute earnings or settle amounts owed under the VIE Agreements in the foreseeable future. We intend to retain all available funds and future earnings, if any, for the operation of our VIE’s business.

See “Item 1A. Risk Factors – 3) Risks Related to Doing Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business”.

Please see “Item 1A Risk Factor” for more information.

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

CXJ Group Co., Limited
(State of Nevada)
100%
CXJ Investment Group Company Ltd
(British Virgin Islands)
100%
CXJ (HK) Technology Group Company Ltd
(Hong Kong)
outside China
inside China
100%
CXJ (Shenzhen) Technology Co., Ltd
(PRC)
contractual agreement
100%
CXJ Technology (Hangzhou) Co., Ltd
(PRC)
100%
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd
(PRC)
100%
Longkou Xianganfu Trading Co., Ltd
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

1)	Risks Related to Our Business

1.1)	The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 3 to the consolidated financial statements included herein, we had negative cash flows from operating activities $590,038, accumulated deficit from recurring net losses $2,128,854 incurred for the financial year ended May 31, 2024.These conditions raise substantial doubt about our ability to continue as a going concern. We believe with the viability of business strategy plans such as Flash Lion e-commerce sales model, Cloud chain (including Wechat, REDnote and Tik Tok’s short videos e-commerce sales model), will generate sufficient fund to meet our daily cash demands. However, there can be no assurance that the business strategy we will be successful and generate sufficient fund. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

1.2)	We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

The Company incurred a net loss of $2,135,674 and $1,058,307, for the years ended May 31, 2024 and 2023(as restated), respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we will be able to achieve profitability in the short-term or long-term. The Company continues to focus on increasing its revenue through the sale of motor oil and auto parts products on its online platform “Flash Lion Mall”, and to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash and loans from potential investors and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

1.3)	We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We started our operation in June 2019. For the years ended May 31, 2024 and 2023, we have generated $2,318,712 and $2,126,387 respectively in revenues and incurred net loss of $2,135,674 and $1,058,307 respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	Our ability to market our products;
●	Our ability to generate revenue;
●	Our ability to obtain higher gross profit products;
●	Our ability to obtain healthier and economical products; and
●	Our ability to raise the capital necessary to continue marketing and developing our product and online platform.

1.4)	If we are unable to gain any significant market acceptance for our products and services or establish a significant market presence, we may be unable to generate sufficient revenue to continue our business.

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

1.5)	Management’s ability to implement our business strategy may be slower than expected and we may be unable to generate or sustain profits.

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

1.6)	Competitors may enter our business sector with superior products which could affect our business adversely.

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

1.7)	We operate in a highly competitive industry, and our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

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

1.8)	Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

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

1.9)	We do not have long term contractual commitments with our retail or distributor customers, and our business may be negatively affected if we are unable to maintain those important relationships and distribute our products.

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

1.10)	Because we rely on our retailer customers and wholesale distributors for the majority of our sales that distribute our competitors’ products along with our products, we have little control in ensuring those retailers and distributors will not prefer our competitors’ products over ours, which could cause our sales to suffer.

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

1.11)	Because our retail customers and distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

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

1.12)	Our business plan and future growth is dependent in part on our distribution arrangements with retailers and wholesale distributors. If we are unable to effectively implement our business plan and distribution strategy, our results of operations and financial condition could be adversely affected.

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

1.13)	We rely on independent suppliers and manufacturers of our products, and such dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

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

1.14)	We are exposed to risks associated with the distribution of products manufactured by third parties.

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

1.15)	We may be subject to product liability claims.

We are an engine oil and auto parts distributor, and the products we sell are not made by us which may contain defects or have quality issues. As a result, sales of such products could expose us to product liability claims relating to personal injury or property damage and may require product recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the distributor or retailer of the product. Although we would have legal recourse against the manufacturer of such products under applicable law, attempting to enforce our rights against the manufacturer may be expensive, time-consuming and ultimately futile. In addition, we do not currently maintain any third-party liability insurance or product liability insurance in relation to products we sell. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

1.16)	Our business and financial results depend on the continuous supply and availability of raw materials, and rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our sales and earnings.

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

1.17)	We rely upon our ongoing relationships with our key suppliers. If we are unable to source our products on acceptable terms from our key suppliers, we could suffer disruptions in our business.

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

1.18)	Failure to manage our growth could strain our operational and other resources, which could materially and adversely affect our business and prospects.

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

1.19)	If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

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

1.20)	The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

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

1.21)	Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.

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

1.21)	If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in us could be materially and adversely affected.

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

1.22)	While we are not aware of any data breach in the past, cyber-attacks, computer viruses or any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in a data breach which could materially adversely affect our reputation, financial condition and operating results.

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

1.23)	We are substantially dependent upon our senior management and key information technology and development personnel.

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

1.24)	We are dependent upon the services of experienced personnel who possess skills that are valuable in our industry, and we may have to actively compete for their services.

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

1.25)	If we fail to protect our intellectual property rights, it could harm our business and competitive position.

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

1.26)	We may be exposed to intellectual property infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

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

1.27)	We may not maintain sufficient insurance coverage for the risks associated with our business operations. As a result, we may incur uninsured losses.

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

2)	Risk Related to Our Commercial Relationship with our VIE

2.1)	PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, we conduct certain of our operations and businesses in the PRC through our VIE. Our VIE Agreements give us effective control over HZ CXJ and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate its financial results in our results of operations. Although the structure we have adopted is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future.

ECXJ, BVI CXJ, HK CXJ and SZ CXJ are considered foreign investors or foreign invested enterprises under PRC law. As a result, ECXJ, BVI CXJ, HK CXJ and SZ CXJ are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations, or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

We have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and our VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect; and that the contractual arrangements between SZ CXJ and HZ CXJ, and its equity holders governed by PRC law are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect. However, our PRC counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules, and regulations. Moreover, the binding rights over the VIE’s subsidiaries in the contractual arrangements between SZ CXJ and HZ CXJ are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. If the imposition of any of these government actions causes us to lose our right to direct the activities of our VIE or to otherwise separate from them and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIE in our consolidated financial statements. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition, and results of operations.

2.2)	We conduct substantially all of our operations in China through our PRC subsidiary, SZ CXJ and our VIE, with which SZ CXJ maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality.

We are not a Chinese operating company but rather a Nevada holding company with substantially all of our operations in the PRC conducted by our PRC subsidiary, SZ CXJ, through contractual agreements with HZ CXJ, our VIE. Investors have not purchased an equity interest in the VIE but have purchased equity interests in a holding company incorporated in the State of Nevada, and will never directly hold equity interests in any of our subsidiaries or in our VIE in China.

A series of contractual agreements, including the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement, have been entered into with our VIE. We have been advised by our PRC counsel that the ownership structure of our VIE in China does not violate any applicable and explicit PRC laws and regulations currently in effect, and each of the contractual agreements governed by PRC law is valid, binding, and enforceable in accordance with its terms, subject to enforceability to applicable laws and the discretion of relevant government authorities in exercising their authority in connection with the interpretation and implementation thereof. As a result of the contractual agreements, the Company is the primary beneficiary of the VIE for accounting purposes, and the Company has consolidated the results of operations, financial position, and cash flows of the VIE in its consolidated financial statements under U.S. GAAP. The contractual arrangements with the VIE provide us with a “controlling financial interest” in the VIE by granting us: (i) the power to direct activities of the VIE that most significantly affect its economic performance; and (ii) the right to receive economic benefits from the VIE.

However, there are risks associated with this structure as the PRC has not yet ruled on its legality. As such, the VIE structure involves unique risks to our investors in the Nevada holding company, including:

(i) Our contractual arrangements may not be as effective in providing us with operational control, and shareholders of the VIE may fail to perform their obligations under the contractual arrangements.

(ii) We may incur substantial costs to enforce the terms of the arrangements with the VIE.

(iii) The legality and enforceability of the contractual arrangements by and among our PRC subsidiaries and the VIE have not been tested in a court of law in China.

(iv) The equity holders, directors and executive officers of the VIE as well as our employees who execute other strategic initiatives may have potential conflicts of interest with our company

(v) There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules regarding the status of our Nevada holding company with respect to the contractual arrangements with the VIE.

(vi) It is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

(vii) If we or our VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required licenses, permits, registrations, or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures.

(viii) If the PRC government finds that the agreements that establish the VIE structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we would be subject to severe penalties or be forced to relinquish our interest in those operations.

(ix) If the PRC government deems that our contractual arrangements with the VIE do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change or any interpreted differently in the future, we could be subject to severe penalties or be forced to relinquish our interests in these operations.

(x) The Company, SZ CXJ, HZ CXJ VIE, and our investors face uncertainty with respect to potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with the VIE and consequently significantly affect the financial performance of the VIE and our Company as a whole.

(xi) The PRC regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and cause the value of our securities, including those we have or may in the future register for sale, to significantly decline or become worthless.

If the PRC government determines that our agreements with HZ CXJ VIE or our VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of HZ CXJ VIE, as HZ CXJ VIE and its subsidiary conduct all or substantially all of our operations.

2.3)	Our arrangements with our VIE and its shareholders may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore could have an adverse effect on our income and expenses.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or VIE, or its equity holders, owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules, and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIE, may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with our VIE and its shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

2.4)	Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation. The Foreign Investment Law does not explicitly classify variable interest entities that are controlled through contractual arrangements as foreign invested enterprises even if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under the definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations, or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment, at which time it will be uncertain whether our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures (Negative List) for Foreign Investment Access jointly promulgated by MOFCOM and the NDRC that took effect in July 2020. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our VIE through contractual arrangements is deemed to be foreign investment in the future, and if any business of our VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our VIE may be deemed to be invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operations.

Furthermore, if future laws, administrative regulations, or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

2.5)	Our contractual arrangements may not be as effective in providing control over our variable interest entity as direct ownership.

We rely on contractual arrangements with our VIE to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE.

If we had direct ownership of the VIE, we would be able to exercise our rights as an equity holder directly to effect changes in the Board of Directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the Board of Directors of the entity exclusively by influencing the equity holders’ votes, and we would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations under the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our Company or may not perform their obligations under these contracts. For example, our VIE, our VIE’s subsidiaries, and our VIE’s equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks, which the variable interest entity has the exclusive right to use, in an acceptable manner, or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIE at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or to the replacement of the equity holder were to remain unresolved, we would have to enforce our rights under the contractual arrangements through the operation of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Additionally, the binding rights over the VIE’s subsidiaries in the contractual arrangements between SZ CXJ and HZ CXJ are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. Consequently, the contractual arrangements may not be as effective as direct ownership in ensuring our control over the relevant portion of our business operations.

2.6)	Any failure by our VIE, our VIE’s subsidiaries, or our VIE’s equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition, and results of operations.

If our VIE, our VIE’s subsidiaries, or our VIE’s equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules, and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such VIE or its equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over our variable interest entity, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

3)	Risks Related to Doing Business in China

3.1)	Changes in international trade or investment policies and barriers to trade or investment and the ongoing geopolitical conflict may have an adverse effect on our business and expansion plans and could lead to the delisting of our securities from U.S. exchanges and/or other restrictions or prohibitions on investing in our securities.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. administration has advocated for and taken steps toward restricting trade in certain goods, particularly from China. From 2018 to late 2019, the United States announced several tariffs increases that applied to products imported from China, totalling over US$550 billion. By the end of 2019, the two countries had reached a phase one trade deal to roll back tariffs and suspend certain tariff increases by the United States that were scheduled to take effect from December 2019, and in January 2020, the two sides entered into a formal phase one agreement on trade. The progress of trade talks between China and the United States is subject to uncertainties, and there can be no assurance as to whether the United States will maintain or reduce tariffs or impose additional tariffs on Chinese products in the near future. Furthermore, in August 2019, the U.S. Treasury Department labelled China as a currency manipulator, which label was officially dropped by the U.S. Treasury Department in January 2020. However, it is uncertain whether the U.S. government may issue any similar announcements in the future. As a result of such announcement, the United States may take further actions to eliminate perceived unfair competitive advantages created by alleged manipulating actions. Changes to national trade or investment policies, treaties and tariffs, fluctuations in exchange rates, or the perception that these changes could occur could adversely affect the financial and economic conditions in China, as well as our future international and cross-border operations, our financial condition, and our results of operations.

In addition, the United States is considering ways to limit U.S. investment portfolio flows into China. For example, in May 2020, under pressure from U.S. administration officials, the independent Federal Retirement Thrift Investment Board suspended its implementation of plans to change the benchmark of one of its retirement asset funds to an international index that includes companies in emerging markets, including China. China-based companies, including us, may become subject to executive orders or other regulatory actions that may, among other things, prohibit U.S. investors from investing in these companies and delist the securities of these companies from U.S. exchanges. As a result, U.S. and certain other persons may be prohibited from investing in the securities of our Company, whether or not they are listed on U.S. exchanges. For example, in November 2020, the U.S. administration issued U.S. Executive Order 13959, prohibiting investments by any U.S. person in publicly traded securities of certain Chinese companies that are deemed owned or controlled by the Chinese military. In May 2021, the American depositary shares of China Telecom, China Mobile, and China Unicom were delisted from the NYSE to comply with this executive order. In June 2021, the U.S. administration expanded the scope of the executive order to Chinese defence and surveillance technology companies. Geopolitical tensions between China and the United States may intensify and the United States may adopt even more drastic measures in the future.

China and other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. For instance, in response to the tariffs announced by the United States, in 2018 and 2019, China announced it would stop buying U.S. agricultural products and imposed tariffs on over US$185 billion worth of U.S. goods. Although China subsequently granted tariff exemptions for certain U.S. products as a result of trade talks and the phase one trade deal with the United States, it is uncertain whether there will be any further material changes to China’s tariff policies. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict, which would have an adverse effect on manufacturing, trade, and a wide range of industries that rely on trade, including logistics, retail sales, and other businesses and services, which could adversely affect our business operations and financial results.

Additionally, China has issued regulations to give itself the ability to unilaterally nullify the effects of certain foreign restrictions that are deemed to be unjustified to Chinese individuals and entities. The Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation and Other Measures promulgated by the Ministry of Commerce (“MOFCOM”) on January 9, 2021 with immediate effect, provide that, among other things, Chinese individuals or entities are required to report to the MOFCOM within 30 days if they are prohibited or restricted from engaging in normal business activities with third-party countries or their nationals or entities due to non-Chinese laws or measures; and the MOFCOM, following the decision of the relevant Chinese authorities, may issue prohibition orders contravening such non-Chinese laws or measures. Furthermore, on June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Anti-foreign Sanctions Law, which came into effect on the same day. The Anti-foreign Sanctions Law prohibits any organization or individual from implementing or providing assistance in implementation of discriminatory restrictive measures taken by any foreign state against the citizens or organizations of China. In addition, all organizations and individuals in China are required to implement the retaliatory measures taken by relevant departments of the State Council. Since the aforesaid laws and rules were newly promulgated, there exist high uncertainties as to how such regulations will be interpreted and implemented and how they would affect our business and results of operations or the trading prices of our Shares.

The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us.

Trade tensions and policy changes have also led to measures that could have adverse effects on China-based issuers, including proposed legislation in the United States that would require listed companies whose audit reports and/or auditors who are subject to review by PCAOB to be subject to enhanced disclosure obligations and be subject to delisting if they do not comply with the requirements.

3.2)	The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong subsidiaries, and the market price for our shares could be adversely affected by increased tensions between the United States and China.

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences-secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security-and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong like our Hong Kong subsidiaries. If we or our Hong Kong or PRC subsidiaries are determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position, and results of operations could be materially and adversely affected. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our shares could be adversely affected.

3.3)	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China.

The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China. Such governmental actions:

●	could result in a material change in our VIE’s operations;
●	could significantly limit or completely hinder our and our VIE’s ability to continue our operations in China;
●	could significantly limit or completely hinder our ability to offer or continue to offer our shares to investors; and
●	may cause our shares to significantly decline in value or become worthless.

Recently, the PRC government initiated a series of regulatory actions and new policies to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact of any such modified or new laws and regulations will be on our daily business operations, our ability to accept foreign investments, and the continued listing of our shares in the U.S. markets. These actions could result in a material change in our operations and/could cause the value of our shares to significantly decline or become worthless.

The Chinese government has also exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including those relating to regulation of the health product industry, taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that the business operations of our VIE and its subsidiaries in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which it operates may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our VIE’s part to ensure its compliance with such regulations or interpretations. Accordingly, government actions in the future could have a significant effect on our VIE and our VIE’s subsidiaries and on their businesses which, in turn, could have a negative effect on the value of our shares.

3.4)	The new Overseas Listing Rules and other relevant rules promulgated by the CSRC may subject us to additional compliance requirements in the future.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date as the issuance of the Trial Measures, the CSRC circulated No. 1 to No. 5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises, and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offering and listing by domestic companies, yet made the following updates compared to the Overseas Listing Regulations: (a) further clarification of the circumstances prohibiting overseas issuance and listing; (b) further clarification of the standard of indirect overseas listing under the principle of substance over form, and (c) adding more details on filing procedures and requirements by setting different filing requirements for different types of overseas offering and listing.

Pursuant to the Trial Measures and the Guidance Rules and Notice, a domestic company that seeks to offer or list securities overseas, either directly or indirectly, should fulfill the filing procedure and report relevant information to the CSRC within three working days following its submission of an initial public offering or listing application. Companies that have already been listed on overseas stock exchanges or that have obtained approval from overseas securities regulators or stock exchanges for their offering and listing and that complete their overseas offering and listing prior to September 30, 2023 are not required to make immediate filings for their listing, yet need to make filings for subsequent offerings in accordance with the Trial Measures. Companies that have already submitted an application for an initial public offering to overseas securities regulators prior to the effective date of the Trial Measures but have not yet obtained approval from overseas securities regulators or stock exchanges for the offering and listing may arrange for the filing within a reasonable time period and should complete the filing procedure before such companies’ overseas issuance and listing.

According to the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises, domestic companies that have already been listed overseas before the effective date of the Trial Measures, March 31, 2023, shall be deemed Existing Issuers, and Existing Issuers are not required to complete the filing procedures immediately, but they will be required to file with the CSRC for any subsequent offerings. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, and fines, and its controlling shareholders, actual controllers, the person directly in charge, and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

On February 24, 2023, the CSRC, together with the Ministry of Finance, the National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the Provisions. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023, together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offerings and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by the Company and its subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Although, as of the date of this Annual Report, the Company is not considering any offerings of its securities, if we should seek to affect an overseas follow-on offering in the future, we may be required to comply with the Trial Measures and the revised Provisions, which would subject us to additional compliance requirements in the future. There are still uncertainties regarding the interpretation and implementation of such regulatory guidance, and we cannot assure you that we will be able to comply with all the new regulatory requirements of the Trial Measures, the revised Provisions, or any future implementing rules on a timely basis, or at all. Any failure by us to fully comply with the new regulatory requirements, including but not limited to the failure to complete the filing procedures with the CSRC, if required, may significantly limit or completely hinder our ability to offer or continue to offer our common stock on a US exchange, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

3.5)	Changes in the policies, regulations and rules, and the enforcement of laws of the PRC government may be implemented quickly with little advance notice and could have a significant impact upon our VIE’s and our VIE’s subsidiaries’ ability to operate profitably in the PRC. The PRC legal system also embodies uncertainties, which could limit law enforcement availability. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past several decades has significantly enhanced the protections afforded to various forms of foreign investment in China. The Company’s PRC subsidiaries, its VIE, and its VIE’s subsidiary are subject to PRC laws and regulations. However, these laws and regulations change frequently, and the interpretation and enforcement thereof involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protections to which we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability of our PRC subsidiaries to enforce their contracts, could affect our business and operation. In addition, confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to our business, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement.

The legal system in China, it laws and regulation changing frequently and the uncertainty in interpretation and enforcement of those laws could result in a material change in our operations, and further significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

3.6)	Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Substantially all of our operations are conducted in the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political, and legal developments in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies.

The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions, and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past four decades, growth has been uneven, both geographically and among various sectors of the economy. Since 2020 due to the global pandemic, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity.

We cannot assure you that the PRC’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through VIE arrangements. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. As substantially all of our operations are based in China, any future Chinese, U.S., or other rules and regulations that place restrictions on capital raising or other activities by China based companies could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China and in the United States.

3.7）	Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning data protection. New laws and regulations that govern new areas of data protection or impose more stringent requirements may be introduced in China. In addition, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data.

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. Although we believe that we are compliant with the regulations and policies that have been issued to date and we do not believe that we are required to obtain any permissions and approvals under the regulations discussed below, if we have inadvertently concluded that such permissions or approvals are not required or if applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, the Company or its VIE could be subject to increased compliance costs, as well as, among other things, administrative penalties, rectification orders, fines, suspension of relevant business, or revocation of business permits or licenses, and the Company’s securities could become ineligible for listing on a US exchange.

The PRC Cybersecurity Law, which took effect in June 2017, provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure.

In January 2022, the Cyberspace Administration of China and several other administrations jointly promulgated amended Cybersecurity Review Measures, which became effective on February 15, 2022. Pursuant to the Cybersecurity Review Measures, a “critical information infrastructure operator,” or a CIIO, that purchases network products and services or conducts data processing activities that affect or may affect national security will be subject to cybersecurity review. The Cybersecurity Review Measures also expands the cybersecurity review to “internet platform operators” in possession of personal information of over one million users if such operators intend to list their securities in a foreign country. Alternatively, relevant governmental authorities in the PRC may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security. We do not believe that our Company constitutes a critical information infrastructure operator and we have less than one million registered users on our digital platform. The PRC National Security Law defines various types of national security, including technology security and information security.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security. The Regulations on Network Data Security provide that data processors refers to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

We currently have less than one million registered users on our digital platform and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but the number of our online registered users is far less than one million. As a result, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review or the Regulations on Network Data Security. Nevertheless, the Measures for Cybersecurity Review or the Regulations on Network Data Security may be subject to further changes Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cybersecurity Review, the Regulations on Network Data Security, or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the draft Regulations on Network Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from a competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which took effect on November 1, 2021. In addition to other rules and principles of personal information processing, the Personal Information Protection Law specifically provides rules for processing sensitive personal information. Sensitive personal information refers to personal information that, once leaked or illegally used, could easily lead to the infringement of human dignity or harm to the personal or property safety of an individual, including biometric recognition, religious belief, specific identity, medical and health, financial account, personal whereabouts, and other information of an individual, as well as any personal information of a minor under the age of 14. Only where there is a specific purpose and sufficient necessity, and under circumstances where strict protection measures are taken, may personal information processors process sensitive personal information. A personal information processor shall inform the individual of the necessity of processing such sensitive personal information and the impact thereof on the individual’s rights and interests. As uncertainties remain regarding the interpretation and implementation of the Personal Information Protection Law, we cannot assure you that we will comply with the Personal Information Protection Law in all respects and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing sensitive personal information.

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Cybersecurity Review Measures, and the Personal Information Protection Law, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our common stock in the future. PRC regulators, including the Department of Public Security, the Ministry of Industry and Information Technology, the State Administration for Market Regulation, and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

Any failure, or perceived failure, by us to comply with the above and other regulatory requirements or privacy protection-related laws, rules and regulations could result in reputational damages or proceedings or actions against us by governmental entities, consumers, or others. These proceedings or actions could subject us to significant penalties and negative publicity, require us to change our data and other business practices, increase our costs and severely disrupt our business, or negatively affect the trading price of our common stock.

3.8）	You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

3.9）	To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange.

The Holding Foreign Companies Accountable Act (the “HFCAA”), as originally passed, prohibited foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for three consecutive years beginning in 2021. On December 29, 2022, as part of the Consolidated Appropriations Act, 2023, the time period for the delisting of foreign companies under the HFCAA was reduced from three consecutive years to two consecutive years.

On December 16, 2021, the PCAOB issued the Determination Report, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (i) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the Determination Report identified specific registered public accounting firms subject to these determinations.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC (the “SOP”). Pursuant to the SOP, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. The determinations as to mainland China and Hong Kong were vacated by the PCAOB as of December 15, 2022 as a result of the PCAOB’s having been able to conduct extensive and thorough inspections and investigations of mainland China and Hong Kong firms in 2022 under the SOP; however, if the PCAOB encounters any impediment, in the future, to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by an authority in either jurisdiction, it may issue new determinations consistent with the HFCAA.

Because our independent registered public accounting firm, J&S Associate PLT (F.K.A: J&S Associate) (“J&S”), is headquartered in Kuala Lumpur, Malaysia, it would not be subject to any determinations that may be announced by the PCAOB in the future with respect to auditors located in China or Hong Kong. We believe that the PCAOB’s inspectors and investigators have consistent access to the audit work performed by J&S for us. Therefore, we do not expect to be affected by the HFCAA at this time.

However, to the extent that our auditor’s work papers may, in the future, become located in mainland China or in Hong Kong, such work papers may not be available for inspection by the PCAOB if authorities in the PRC or Hong Kong were to take a position at that time that would prevent the PCAOB from continuing to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong. If such lack of inspection were to extend for the requisite period of time under the HFCAA, and if the PCAOB were then to issue new determinations based on its inability to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by an authority in those jurisdictions, our shares could be delisted and prohibited from trading on a U.S. exchange. In addition, if our auditor’s work papers were to become located in China or Hong Kong in the future, and thereby not be available for PCAOB inspection, our investors would be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections, and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. Also, we cannot assure you that U.S. regulatory authorities will not apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our shares to be materially and adversely affected.

3.10)	A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition.

Our VIE’s business, prospects, financial condition, and results of operations may be influenced to a significant degree by political, economic, and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on our VIE.

Economic conditions in China are sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect our current customers’ and potential customers’ businesses and have a negative impact on our VIE’s business, results of operations, and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

3.11)	There are political risks associated with conducting business in China.

Any adverse economic, social, and/or political conditions, material social unrest, strike, riot, civil disturbance, or disobedience, as well as significant natural disasters, may affect the market and adversely affect our business operations as the operations of our VIE and its subsidiaries are based in China. Any negative event may pose an immediate threat to the stability of the economy in China, thereby directly and adversely affecting our VIE’s and our VIE’s subsidiaries’ results of operations and financial position. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our shares could be adversely affected.

3.12)	Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

Currently, all of our revenues are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

3.13)	Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our shares will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

3.15)	The PRC government may issue further restrictive measures in the future.

We cannot assure you that the PRC’s government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

3.16)	If our PRC subsidiary or consolidated affiliated entity are found incompliant with the employment and social security, taxation, marketing, tele-communication, or other rules of China, they may face penalties imposed by the PRC government.

Our PRC subsidiary and consolidated affiliated entity failed to strictly comply with PRC laws and regulations to contribute towards social insurance premium and housing fund on behalf of their employees, as required by the applicable laws and regulations. We may be required by relevant authorities to make up the shortfall of social insurance premium and housing fund. Although we have made efforts to settle tax payables and take compliance measures, if any PRC government authority takes the position that there is non-compliance with the taxation, marketing, tele-communication, or other rules by our PRC subsidiary or consolidated affiliated entity, they may be exposed to penalties from PRC government authorities, in which case the operation and financial conditions of our PRC subsidiary or consolidated affiliated entity may be adversely affected.

3.17)	We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7, which came into effect on the same day, revised in October 2017 and December 2017. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-Resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017, and revised in June 2018. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or may be taxed if our company is transferor in such transactions and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfers of shares of our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

3.19)	Failure to comply with the individual foreign exchange rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the implementation rules of the administrative measures for individual foreign exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the individual foreign exchange rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

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

It is uncertain how the individual foreign exchange rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of this offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

3.20)	We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

3.21)	If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.- listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, stock price, and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our Company.

3.22）	Fund flows between CXJ Group Co., Limited, its subsidiaries and the consolidated VIE

Under PRC law, we may provide funding to our PRC subsidiaries only through capital contributions or loans, and to the consolidated VIE only through loans, subject to the satisfaction of applicable government registration and approval requirements. We rely on dividends and other distribution from our PRC subsidiaries to satisfy part of our liquidity requirements. However, to the extent that cash is in our Hong Kong or PRC subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on the ability to transfer cash. In addition, if any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends to us.

Under the Contractual Agreements, SZ CXJ is entitled to substantially all of the economic benefits of the consolidation VIE and its subsidiaries in the form of consulting service fee. The Contractual Agreements provide that for any fiscal quarter where the consolidated VIE records pre-tax profit, the consolidated VIE shall pay to SZ CXJ a consulting service fee at an amount equivalent to its pre-tax profit excluding consulting service fees under U.S. GAAP after making up the accumulated losses under U.S. GAAP from prior years, subject to compliance with applicable PRC laws. Notwithstanding the foregoing, pursuant to the Contractual Arrangements, SZ CXJ is entitled to adjust the consulting service fee based on the operating status and needs for business development of the consolidated VIE, and by considering among other things, the complexity of the services, the actual costs that may be incurred to provide the consulting services, as well as the value and comparable price on the market of such services.

For the years ended May 31, 2024 and 2023, the consolidated VIE was in an accumulated deficit position. The consolidated VIE had accumulated deficits of $1,900,986 and $1,364,000 as of May 31, 2024 and 2023 respectively. In light of that, SZ CXJ did not charge the consolidated VIE for any consulting service fees, and consequently, the consolidated VIE had not paid any consulting service fees to SZ CXJ as of May 31, 2024. SZ CXJ intends to charge the consolidated VIE for consulting service fees after the pre-tax profit under U.S. GAAP of the consolidated VIE exceeds its accumulated losses under U.S. GAAP, pursuant to the Contractual Agreements. For the years ended May 31, 2024 and 2023, ECXJ did not receive any cash dividends from its PRC subsidiaries.

ECXJ did not make any capital contribution or provide any loan to our PRC subsidiaries or the consolidated VIE. Neither the subsidiaries nor the consolidated VIE is obligated to make dividends or distributions to the ECXJ under the Contractual Agreements. As of the date of this annual report, no dividend has been made to the ECXJ by the subsidiaries.

4）	Risks Related to our Common Stock

4.1)	Our shares may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

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

4.2)	Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock.

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

4.3)	The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	Variation in our actual and perceived operating results’
●	News regarding gains or losses of customers or partners by us or our competitors’
●	News regarding gains or losses of key personnel by us or our competitors’
●	Announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;
●	Changes in earnings estimates or buy/sell recommendations by financial analysts;
●	Potential litigation;
●	General market conditions or other developments affecting us or our industry; and
●	The operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of certain companies. These market fluctuations may also materially and adversely affect the market price of the shares.

4.4)	In case that our shares trade under $5.00 per share they will be considered penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

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

4.5)	We do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our Common Stock appreciates.

4.6)	Together, our Director Mr. Xinrui Wang, Ms. Cuiyao Luo and Mr. Wenbin Mao, own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

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

4.7)	The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares.

The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;
●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●	lawsuits threatened or filed against us; and
●	other events or factors, including those resulting from health pandemics, war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

4.8)	Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

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

4.9)	If we continue to be unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and investors may lose the value of their investment.

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

4.10)	The requirements of being a public company may strain our resources and divert management’s attention.

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

4.11)	We incur increased costs as a result of being a public company.

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

Results of Operations

	Year to Year Comparison
	2024	2023 (as restated)[1]	Increase/ (Decrease)
	$	$	$
Revenue	2,318,712	2,126,387	192,325
Cost of Goods Sold	(672,637)	(949,496)	276,859
Gross Profit	1,646,075	1,176,891	469,184
Operating Expenses	(3,791,453)	(2,243,920)	1,547,533
Other Income	11,255	12,648	(1,393)
Interest Income	368	509	(141)
Provision for Income Taxes	(5,184)	(6,235)	1,051
Net Loss	(2,138,939)	(1,060,107)	(1,078,832)
Less: Net Loss Attributable to Non-controlling Interest	(3,265)	(1,800)	(1,465)
Net Loss Attributable to ECXJ	(2,135,674)	(1,058,307)	(1,077,367)

1– See Note 16 Correction of Errors.

Revenue

Revenue totaled of $2,318,712 for the year ended May 31, 2024, an increase of $192,325 or 9%, as compared to that for the year ended May 31, 2023 of $2,126,387. The increment is mainly due to the increase of revenue of brand name management fees $653,168, motor oil $120,113, and offset decrease of motor oil and spare parts $579,399 and others $1,557.

Cost of Revenue

Cost of revenue totalled of $672,637 for the year ended May 31, 2024, a decrease of $276,859, as compared to that of May 31, 2023 of $949,496. The decrement is mainly due to the decrease in sales of motor oil and spare parts $358,833, others $5,698 and offset increase in sales of exhaust gas cleaners $87,672.

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

Liquidity and Capital Resources

Working Capital

	[1]Year to Year Comparison
	2024	2023 (as restated)[1]	Increase/ (Decrease)
	$	$	$

Total Current Assets	535,302	1,420,705	(885,403)
Total Current Liabilities	1,979,652	3,042,023	(1,062,371)
Working Capital (Deficit)	(1,444,350)	(1,621,318)	176,968

1 – See Note 16 Correction of Errors.

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

Cash Flows

	Year Ended May 31,		Year to Year Comparison
	2024	2023 (as restated)[1]	Increase/ (Decrease)
	$	$	$
Cash Flows Used In Operating Activities	(590,038)	(378,815)	(211,223)
Cash Flows Used In Investing Activities	(5,738)	(1,451,288)	1,445,550
Cash Flows (Used In)/Provided By Financing Activities.	(56,012)	1,709,638	(1,765,650)
Effects On Change In Foreign Exchange Rate	(5,142)	(47,228)	42,086
Net Change In Cash During The Year	(656,930)	(167,693)	(489,237)

1 – See Note 16 Correction of Errors.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors (the “Board”), management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2024, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have hired outside consultant to remediate our material weakness in lack of accounting and finance personnel with technical knowledge in SEC rules and regulations.

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

Date: August 29, 2025

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

Zhen Hui Certified Public Accountants
(PCAOB ID:957)
Hong Kong, China

Date: April 30, 2024

CXJ Group Co., Limited

Consolidated Balance Sheets

As of May 31, 2024 and 2023 (as restated)

	2024	2023 (as restated)[1]
	Audited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	2,521	659,451
Accounts receivables	59,286	62,066
Prepayments	325,931	526,638
Deposits and other receivables	27,008	44,744
Due from related parties	59,969	-
Inventories	60,587	127,806
Total Current Assets	535,302	1,420,705

NON-CURRENT ASSETS
Property, plant and equipment, net	4,948	4,342
Intangible assets, net	-	1,312,705
Goodwill	1,742,577	2,792,561
Operating lease right-of-use assets	72,178	32,358
Total Non-current Assets	1,819,703	4,141,966

TOTAL ASSETS	2,355,005	5,562,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	78,545	302,512
Advanced received	607,617	1,909,456
Accrued expenses and other payables	938,098	499,080
Due to related party	-	11,252
Amount due to directors	293,752	290,839
Operating lease liabilities, net of current portion	61,640	28,884
Total Current Liabilities	1,979,652	3,042,023

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	10,809	3,712

TOTAL LIABILITIES	1,990,461	3,045,735

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 101,710,517 and 101,710,517 shares issued and outstanding as of May 31,2024 and May 31, 2023 respectively	101,711	101,711
Additional paid-in capital	5,589,388	5,585,421
Accumulated other comprehensive income	36,925	30,105
Accumulated deficit	(5,363,480)	(3,227,806)
Total CXJ Group Stockholders’ Equity	364,544	2,489,431
Non-controlling interest	-	27,505
TOTAL STOCKHOLDERS’ EQUITY	364,544	2,516,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,355,005	5,562,671

[1]	– See Note 16 Correction of Errors. See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended May 31, 2024 and 2023 (as restated)

	2024	2023 (as restated)[1]
	Audited	Audited
	$	$
Revenue	2,318,712	2,126,387

Cost of Sales	(672,637)	(949,496)
Gross Profit	1,646,075	1,176,891

Other Income/(Expenses)	11,255	12,648

Selling and Distribution Expenses	(470,743)	(732,650)
General & Administrative Expenses	(3,320,710)	(1,511,270)
Profit/(Loss) from Operation	(2,134,123)	(1,054,381)

Interest Income	368	509
Profit/(Loss) Before Income Tax	(2,133,755)	(1,053,872)

Income Tax Expense	(5,184)	(6,235)
Net Profit/(Loss) Before Non-Controlling Interest	(2,138,939)	(1,060,107)
Less: Non-Controlling Interest	(3,265)	(1,800)
Net Profit/(Loss) For The Year	(2,135,674)	(1,058,307)

Other Comprehensive Income/(Loss):
- Foreign Exchange Adjustment Gain/(Loss)	6,820	89,220
COMPREHENSIVE PROFIT/(LOSS)	(2,128,854)	(969,087)

Net Loss Per Share - Basic And Diluted	(0.02)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	101,710,517	101,710,517

[1]	– See Note 16 Correction of Errors. See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Changes in Equity

For the years ended May 31, 2024 and 2023 (as restated)

For The Year Ended May 31, 2024

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023 (as restated)[1]	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936
Disposal of Subsidiary	-	-	-	6,081	-	(24,240)	(18,159)
Accumulated Other Comprehensive Income	-	-	3,967	739	-	-	4,706
Net Loss	-	-	-	-	(2,135,674)	-	(2,135,674)
Non-controlling Interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	-	364,544

For The Year Ended May 31, 2023

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2022	101,487,017	101,487	4,031,665	(59,115)	(2,169,499)	29,305	1,933,843
Common Stock Issued	223,500	224	1,553,756	-	-	-	1,553,980
Accumulated other Comprehensive Income (as restated)[1]	-	-	-	89,220	-	-	89,220
Net Loss (as restated)[1]	-	-	-	-	(1,058,307)	-	(1,058,307)
Non-controlling Interest	-	-	-	-	-	(1,800)	(1,800)
Balance as of May 31, 2023 (as restated)[1]	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936

[1]	– See Note 16 Correction of Errors. See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Cash Flows

For the years ended May 31, 2024 and 2023 (as restated)

	2024	2023 (as restated)[1]
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(2,138,939)	(1,060,107)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,247	1,356
Amortization of right-of-use assets	67,997	63,859
Bad debts written off	2,150	12,446
Amortization of intangible assets	138,696	96,479
Impairment of intangible assets	1,155,802	-
Impairment of goodwill	1,049,984	650,183
Loss on disposal of subsidiary	25,229	-
Changes in operating assets and liabilities:
Accounts receivables	(3,392)	(5,829)
Prepayments, deposits and other receivables	195,003	(273,400)
Inventories	21,717	287,629
Accounts payables	(209,046)	104,212
Advance received	(1,181,214)	(337,832)
Accrued liabilities, deposit received and other payables	355,637	142,978
Operating lease liabilities	(71,909)	(60,789)
Net cash used in operating activities	(590,038)	(378,815)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	(2,934)	(4,429)
Purchase of intangible assets	-	(1,447,178)
Acquisition of subsidiary, net of cash acquired	-	319
Disposal of subsidiary, net of cash disposed	(2,804)	-
Net cash used in investing activity	(5,738)	(1,451,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	1,594,688
Advance to related parties	(60,217)	(10,130)
Advances from directors	4,205	125,080
Net cash (used in)/provided by financing activities	(56,012)	1,709,638
Effect of exchange rate changes on cash and cash equivalents	(5,142)	(47,228)
Net change in cash and cash equivalents	(656,930)	(167,693)
Cash and cash equivalents, beginning of year	659,451	827,144
CASH AND CASH EQUIVALENTS, END OF YEAR	2,521	659,451

[1]	– See Note 16 Correction of Errors. See accompanying notes to the consolidated financial statements.

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company, VIE and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to non-controlling interests in subsidiaries is reflected in the consolidated statements of operations.

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

VIE Consolidation Schedule

The following tables set forth the summary consolidated balance sheets data as of May 31, 2024 and 2023 of (i) the Parent, (ii) the WFOE, (iii) the VIE Group, and the summary of the consolidated statement of income and cash flows for the years ended May 31, 2024 and 2023. Our and the VIE Group’s consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our and the VIE Group’s historical results are not necessarily indicative of results expected for future periods. Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit.

You should read this information together with our and the VIE Group’s consolidated financial statements and the related notes and Item 1 “Business” and Item 1A “Risk Factor” included elsewhere in this annual report.

Summary of Consolidated Balance Sheet as of May 31, 2024 and 2023 (as restated)

For the year ended May 31, 2024
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash and cash equivalents	798	288	1,435	-	2,521
Intercompany balances	(58,801)	(69,003)	124,261	3,543	-
Other current assets	249,261	21,984	261,536		532,781
Total Current Assets	191,258	(46,731)	387,232	3,543	535,302
Investment in subsidiaries and VIEs and VIEs’ subsidiaries	4,194,338	-	-	(4,194,338)	-
Other non-current assets	1,742,577	6,737	70,389	-	1,819,703
Total Non-current Assets	5,936,915	6,737	70,389	(4,194,338)	1,819,703

Total Assets	6,128,173	(39,994)	457,621	(4,190,795)	2,355,005

Total Current Liabilities	927,485	94,502	957,665	-	1,979,652
Other non-current liabilities	-	-	10,809	-	10,809
Total Liabilities	927,485	94,502	968,474	-	1,990,461
Total Equity	5,200,688	(134,496)	(510,853)	(4,190,795)	364,544

Total Liabilities and Total Equity	6,128,173	(39,994)	457,621	(4,190,795)	2,355,005

*Intercompany balances resulted from regular transactions in the business operations of the entities, and no service fees were charged by SZ CXJ.

For the year ended May 31, 2023 (as restated)
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash and cash equivalents	683	181,852	476,916	-	659,451
Intercompany balances	(56,742)	(38,493)	92,693	2,542	-
Other current assets	148,961	261,667	350,626		761,254
Total Current Assets	92,902	405,026	920,235	2,542	1,420,705
Investment in subsidiaries and VIEs and VIEs’ subsidiaries	4,194,338	-	-	(4,194,338)	-
Other non-current assets	2,792,561	12,975	1,336,430	-	4,141,966
Total Non-current Assets	6,986,899	12,975	1,336,430	(4,194,338)	4,141,966

Total Assets	7,079,801	418,001	2,256,665	(4,191,796)	5,562,671

Total Current Liabilities	317,489	536,249	2,188,285	-	3,042,023
Other non-current liabilities	-	3,392	320	-	3,712
Total Liabilities	317,489	539,641	2,188,605	-	3,045,735
Total Equity	6,762,312	(121,640)	68,060	(4,191,796)	2,516,936

Total Liabilities and Total Equity	7,079,801	418,001	2,256,665	(4,191,796)	5,562,671

*Intercompany balances resulted from regular transactions in the business operations of the entities, and no service fees were charged by SZ CXJ

Summary of Consolidated Statement of Income for the year ended May 31, 2024 and 2023 (as restated)

For the year ended May 31, 2024
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Net revenue	-	556,206	1,762,768	(262)	2,318,712
Total operating costs and expenses	(1,561,624)	(571,162)	(2,319,943)	262	(4,452,467)
Loss from operations	(1,561,624)	(14,956)	(557,175)	-	(2,133,755)
Equity in earnings of subsidiaries and VIEs and VIEs’ subsidiaries	(572,131)	(557,175)		1,129,306	-
Net Loss	(2,133,755)	(572,131)	(557,175)	1,129,306	(2,133,755)

For the year ended May 31, 2023 (as restated)
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Net revenue	-	441,635	1,691,578	(6,826)	2,126,387
Total operating costs and expenses	(817,500)	(567,700)	(1,801,885)	6,826	(3,180,259)
Loss from operations	(817,500)	(126,065)	(110,307)	-	(1,053,872)
Equity in earnings of subsidiaries and VIEs and VIEs’ subsidiaries	(236,372)	(110,307)	-	346,679	-
Net Loss	(1,053,872)	(236,372)	(110,307)	346,679	(1,053,872)

Summary of Consolidated Statement of Cash Flow for the year ended May 31, 2024 and 2023 (as restated)

For the year ended May 31, 2024
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash Flows Used In Operating Activities	(85,232)	(209,606)	(1,587,995)	1,292,795	(590,038)
Cash Flows Used In Investing Activities	-	(763)	1,294,574	(1,299,549)	(5,738)
Cash Flows (Used In)/Provided By Financing Activities	85,347	31,328	(172,670)	(17)	(56,012)
Effects On Change In Foreign Exchange Rate	-	(2,523)	(6,586)	3,967	(5,142)
Net Change In Cash During The Year	115	(181,564)	(472,677)	(2,804)	(656,930)

For the year ended May 31, 2023 (as resated)
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash Flows Used In Operating Activities	(244,104)	143,819	(376,365)	97,835	(378,815)
Cash Flows Used In Investing Activities	-	(608)	(1,353,164)	(97,516)	(1,451,288)
Cash Flows (Used In)/Provided By Financing Activities	239,733	(104,674)	1,574,842	(263)	1,709,638
Effects On Change In Foreign Exchange Rate	-	(10,631)	(36,860)	263	(47,228)
Net Change In Cash During The Year	(4,371)	27,906	(191,547)	319	(167,693)

Variable Interest Entities “VIE” Arrangements

On May 28, 2020, SZ CXJ entered into a series of contractual arrangements with HZ CXJ and its shareholders. As a result of the contractual arrangements, the Company classified HZ CXJ as a Variable Interest Entity “VIE.”

HZ CXJ was incorporated as a limited liability company in Hangzhou, Zhejiang Province in the People’s Republic of China on March 28, 2019, with a registered capital of approximately $1.5 million (RMB 10 million). It is 100% owned by Mr. Lixin Cai prior to its acquisition by the Company.

The VIE Agreements are as follows:

(1)	Consulting Service Agreement

(2)	Business Operation Agreement

(3)	Agency Agreement

(4)	Equity Pledge Agreement

(5)	Option Agreement

(1)	Consulting Service Agreement

Pursuant to the terms of certain Consulting Service Agreement dated May 28, 2020, between SZ CXJ and HZ CXJ (the “Consulting Service Agreement”), SZ CXJ is the exclusive consulting service provider to HZ CXJ to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after HZ CXJ’s profit before tax in the corresponding year deducts HZ CXJ’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. HZ CXJ agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from SZ CXJ. In addition, SZ CXJ may transfer its rights and obligations under the Consulting Service Agreement to SZ CXJ’s affiliates without HZ CXJ’s consent, but SZ CXJ shall notify HZ CXJ of such transfer.

(2)	Business Operation Agreement

Pursuant to the terms of certain Business Operation Agreement dated on May 28, 2020, among SZ CXJ, HZ

CXJ and Mr. Lixin Cai (the “Business Operation Agreement”), HZ CXJ and Lixin Cai have agreed to subject the operations and management of its business to the control of SZ CXJ. According to the Business Operation Agreement, HZ CXJ and Lixin Cai are not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the SZ CXJ’s written approval. The HZ CXJ and Lixin Cai will take SZ CXJ’s advice on appointment or dismissal of directors, employment of HZ CXJ’s employees, regular operation, and financial management of HZ CXJ. The HZ CXJ and Lixin Cai has agreed to transfer any dividends, distributions or any other profits that its’ receive to SZ CXJ without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of SZ CXJ prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by SZ CXJ with a 30-day written notice.

(3)	Agency Agreement

Pursuant to the terms of the Agency Agreement dated on May 28, 2020, between SZ CXJ and Lixin Cai (the “Agency Agreement”), the Lixin Cai have entrusted his vote rights to SZ CXJ for the longest duration permitted by PRC law. The Agency Agreement can be terminated by mutual consents of Lixin Cai and SZ CXJ or upon a 30-day notice of SZ CXJ.

(4)	Equity Pledge Agreement

Pursuant to the terms of certain Equity Pledge Agreement dated on May 28, 2020, among SZ CXJ, HZ CXJ and Lixin Cai (the “Pledge Agreement”), the HZ CXJ pledged all of its equity interests to SZ CXJ, including the proceeds thereof, to guarantee HZ CXJ’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and Agency Agreement (each, a “Agreement”, collectively, the “Agreements”). If HZ CXJ breach its respective contractual obligations under any Agreement, or cause to occur one of the events regards as an event of default under any Agreement, SZ CXJ, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in HZ CXJ. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without SZ CXJ’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled.

(5)	Option Agreement

Pursuant to the terms of the Option Agreement dated on May 28, 2020, among SZ CXJ, HZ CXJ and Lixin Cai (the “Option Agreement”), Lixin Cai granted SZ CXJ or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase HZ CXJ’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at SZ CXJ’s discretion in full or in part, to the extent permitted by PRC law. Lixin Cai agreed to give HZ CXJ the total amount of the exercise price as a gift, or in other methods upon SZ CXJ’s written consent to transfer the exercise price to HZ CXJ. The Option Agreement is valid for a term of 10 years or longer upon the request of SZ CXJ.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as voting rights and the right to receive the expected residual returns of the entity or the obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. SZ CXJ is deemed to have a controlling financial interest and be the primary beneficiary of HZ CXJ because it has both of the following characteristics:

a)	The power to direct activities of HZ CXJ that most significantly impact such entity’s economic performance, and

b)	The obligation to absorb losses of, or the right to receive benefits from, HZ CXJ that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, HZ CXJ have agreed to transfer any dividends, distributions or any other profits that its’ receive to SZ CXJ. HZ CXJ pays service fees equal to all of its net profit after tax to SZ CXJ.

The Contractual Arrangements are designed so that HZ CXJ operates for the benefit of SZ CXJ and ultimately the Company.

Moreover, HZ CXJ has agreed to subject the operations and management of its business to the full control under SZ CXJ and HZ CXJ will take SZ CXJ’s advice on the appointment of dismissal of directors and employment, regular operation and financial management. Accordingly, the Company consolidates the accounts of HZ CXJ and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC, 810-10, Consolidation.

Accordingly, the accounts of HZ CXJ are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s financial statements.

Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit. The Company consolidated its VIE as of May 31, 2024 and 2023 (as restated). The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	May 31,
	2024	2023 (as restated)[1]
	$	$
Current assets	387,232	920,235
Non-current assets	70,389	1,336,430
Total assets	457,621	2,256,665
Total liabilities	968,474	2,188,605
Net liabilities	(510,853)	68,060

[1]	– See Note 16 Correction of Errors.

The VIE’s liabilities consisted of the following as of May 31, 2024 and 2023 (as restated):

	May 31,
	2024	2023 (as restated)[1]
	$	$
Current liabilities
Account Payable	44,827	102,310
Advanced received	607,617	1,540,641
Accrued liabilities, other payables and deposits received	249,300	433,691
Due to Related Company	-	11,252
Due to Directors	-	80,500
Operating lease obligations, currents	55,921	19,891
Total current liabilities	957,665	2,188,285
Total non-current liabilities
Operating lease obligations, net of current portion	10,809	320
Total non-current liabilities	10,809	320
Total liabilities	968,474	2,188,605

[1]	– See Note 16 Correction of Errors.

The operating results of the VIE were as follows:

	May 31,
	2024	2023 (as restated)[1]
	$	$
Revenue	1,762,768	1,691,578
Gross profit	1,495,231	1,059,510
Loss from operations	(556,543)	(114,641)
Other (loss)/income	(632)	4,334
Net loss	(557,175)	(110,307)

[1]	– See Note 16 Correction of Errors.

The cash flows of VIE were as below:

	May 31,
	2024	2023 (as restated)[1]
Cash Flows Used In Operating Activities	(1,587,995)	(376,365)
Cash Flows Provided By/(Used In) Investing Activities	1,294,574	(1,353,164)
Cash Flows (Used In)/Provided By Financing Activities.	(172,670)	1,574,842
Effects On Change In Foreign Exchange Rate	(6,586)	(36,860)
Net Change In Cash During The Year	(472,677)	(191,547)

[1]	– See Note 16 Correction of Errors.

Risks and Uncertainties

Risks of Operation in China

The main operation of the Company, through the WFOE, the VIE and VIE’s subsidiaries, is located in the PRC. Accordingly, the Company, its subsidiaries, the VIE and VIE’s subsidiaries’ business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company, its subsidiaries, the VIE and VIE’s subsidiaries’ results may be adversely affected by changes in the political, regulatory and social conditions in the PRC. Although the Company, its subsidiaries, the VIE and VIE’s subsidiaries’ have not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including risk factor disclosed in “Item 1A Risk Factors”, this may not be indicative of future results.

Risks in relation to the VIE structure

The Company is incorporated in the State of Nevada, USA. As a holding company with no material operations, the Company conducts its operations China through the variable interest entities, SZ CXJ and its subsidiaries. The Company receives the economic benefits of SZ CXJ and its subsidiaries’ business operation through a series of contractual arrangements, or the VIE Agreements, which have not been tested in court. As a result of the Company’s indirect ownership in the HZ CXJ and the VIE Agreements, the Company is regarded as the primary beneficiary of its VIE. The VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. The Company relies on contractual arrangements with the VIE and its subsidiaries in China for the business operation companies, and that investors may never directly hold equity interests in the Chinese operating entities. s, which may not be as effective in providing operational control or enabling the Company to derive economic benefits as through ownership of controlling equity interests, and the VIE’s shareholders may fail to perform their obligations under the contractual arrangements. If the PRC government deems that the VIE Agreements in relation to the VIE do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, the Company may have difficulty in enforcing any rights the Company may have under the VIE Agreements in PRC and the Company could be subject to severe penalties or be forced to relinquish the Company’s interests in those operations.

Technology Innovation and Commodity Risks

The Company, its subsidiaries, the VIE and VIE’s subsidiaries’ business faces fast growing electric vehicles (EV) in China, in the year 2024, the number of EV has exceeded 50% of total motor vehicles in China. This will harm our motor oil and auto parts market and subsequently will seriously affect our financial condition and the ability to expand our business in future.

For the more information of risks and uncertainties, please see “Item 1A Risk Factors”.

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

Correction of Errors

Certain prior year amounts have been restated to conform to the current period presentation. The correction of errors had resulted in change in net earnings and financial position for the comparative balance of financial year ended May 31, 2023. These changes have been disclosed in detail in Note 16 Correction of Errors.

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

NOTE 5 PREPAYMENTS

As of May 31, 2024 and 2023, prepayments are $325,931 and $526,638 respectively.

	As of May 31,
	2024	2023	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Prepayments	325,931	526,638	(200,707)

Prepayments balance $325,931 consist of advances to suppliers for providing goods and services. As of May 31, 2024 and 2023, the prepayments balances are $325,931 and $526,638 respectively, as compared that is a decrease of $200,707. The decrement is mainly due to the company imposed the control on prepayment to suppliers.

Note 6 DEPOSITS PAID AND OTHER RECEIVABLES

Deposit paid and other receivable consisted of the following as of May 31, 2024 and 2023:

	As of May 31,
	2024	2023	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Deposits paid	13,195	22,626	(9,431)
Other receivables	13,813	22,118	(8,305)
Total	27,008	44,744	(17,736)

Deposits paid balance $13,195 is deposits paid to landlord for renting office and warehouse. Other receivables balance $13,813 is the advances to staff for business conference and function, travelling expenses and office expenses.

As of May 31, 2024 and 2023, the deposit paid and other receivables balances are $27,008 and $44,744 respectively, as compared that is a decrease of $17,736. The decrement is mainly due to decrease in deposit paid $9,431 and staff advances $8,305.

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

The intangible assets are impaired due to no projected undiscounted cash flow in future. For the years ended May 31, 2024 and 2023, the balance of intangible assets is $0 and $1,312,705, accumulated loss impairment and accumulated amortization of intangible assets are $1,155,802 and $235,175 respectively.

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

The components of the income tax provision are as follows:

As of May 31,
	2024	2023
	$	$
Current
- United States of America	-	-
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	5,184	6,235
Current Income Tax Provision	5,184	6,235

Deferred
- United States of America	-	-
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	-	-
Deferred Income Tax Provision	-	-

Total	5,184	6,235

NOTE 11 ACCOUNTS PAYABLE

Accounts payable consists of the following:

	As of May 31,
	2024	2023	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accounts Payable	78,545	302,512	(223,967)

The account payable balance of $78,545 includes payable to vendors for motor oil and auto parts.

NOTE 12 ADVANCED RECEIVED, ACCRUED EXPENSES AND OTHER PAYABLE

	As of May 31,
	2024	2023 (as restated)[1]	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Advanced Received	607,617	1,909,456	(1,301,839)
Accrued Expenses	531,071	320,172	210,899
Deposit Received	66,989	64,698	2,291
Other Payable	340,038	114,210	225,828
Total	1,545,715	2,408,536	(862,821)

[1]	– See Note 16 Correction of Errors.

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

As of May 31, 2024 and 2023 (restated), the advanced received, accrued expenses and other payable balances are $1,545,715 and $2,408,536 respectively, as compared that is a decrease of $862,821. The decrement is mainly due to decrease in advanced received of brand name management fee $1,193,955, goods and services $107,884, and offset increase in accrued expenses $210,899 for legal fee and payroll related costs, deposit received $2,291 and other payable $225,828.

As of May 31, 2024 and 2023 (as restated), advanced received are $607,617 and $1,909,456 respectively. The advance received consist of advances from customers for brand name management fee and providing goods and services. The breakdown as below:

	As of May 31,
Description	2024$	2023 (as restated)[1] $	Increase/ (Decrease) $	Remark
Brand name management fees	210,552	1,482,096	(1,271,544)	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	397,065	427,360	(30,295)	Delivery the goods and services as requested by customers.
Total	607,617	1,909,456	(1,301,839)

[1]	– See Note 16 – Correction of Errors.

NOTE 13 RELATED PARTY TRANSACTIONS

Amounts due from and due to related parties as of May 31, 2024 and 2023 are as follows:

Amounts Due From Related Parties		As of May 31,
	Relationship with the Company	2024	2023
		(audited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	-
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	59,669	-
Total		59,969	-

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

NOTE 16 Correction of Errors

Our financial statements for the year ended May 31, 2023, as previously filed with the SEC on November 8, 2024, have been restated. The previously filed financial statements did not reflect the brand name management fees revenue $79,834, which resulted in understated revenue of $79,834, overstated advance received of $77,589 and overstated accumulated other comprehensive income of $2,245 for the financial year ended May 31, 2023. The impact of this restatement on the Company’s Condensed Consolidated Balance Sheet, Statements of Operations and Comprehensive Loss, and Statement of Cash Flows is reflected in the tables below:

a)	Condensed Consolidated Balance Sheet

	2023		2023 (as restated)
	Audited	Adjustments	Audited
	$	$	$
CURRENT LIABILITIES
Advanced received	1,987,045	(77,589)	1,909,456

STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income	32,350	(2,245)	30,105
Accumulated deficit	(3,307,640)	79,834	(3,227,806)

b)	Statements of Operations and Comprehensive Loss

	2023		2023 (as restated)
	Audited	Adjustments	Audited
	$	$	$
Revenue	2,046,553	79,834	2,126,387
Net Profit/(Loss) Before Non-Controlling Interest	(1,139,941)	79,834	(1,060,107)
Less: Non-Controlling Interest	(1,800)	-	(1,800)
Net Profit/(Loss) For The Year	(1,138,141)	79,834	(1,058,307)

Other Comprehensive Income/(Loss):
- Foreign Exchange Adjustment Gain/(Loss)	91,465	(2,245)	89,220
COMPREHENSIVE PROFIT/(LOSS)	(1,046,676)	77,589	(969,087)

c)	Statement of Cash Flows is reflected

	2023	Adjustments	2023 (as restated)
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(1,139,941)	79,834	(1,060,107)
Adjustments to reconcile net loss to net cash used in operating activities
Advance received	(257,998)	(79,834)	(337,832)
Net cash used in operating activities	(378,815)	-	(378,815)

