Form 10-Q/A
period 2024-11-30
CXJ GROUP CO., Ltd
filed 2025-09-02
CIK 1823635

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

EXPLANATORY NOTE

We have amended the Quarterly Report on Form 10-Q of CXJ Group Co., Limited (the “Company,” “we,” and “our”) for the period ended November 30, 2024, which was originally filed with the U.S. Securities and Exchange Commission on January 8, 2025 (the “Original Filing”).

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of period ended November 30, 2024, that our disclosure controls and procedures were not effective.

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

