Form 10-Q/A
period 2025-02-28
CXJ GROUP CO., Ltd
filed 2025-09-02
CIK 1823635

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

EXPLANATORY NOTE

We have amended the Quarterly Report on Form 10-Q of CXJ Group Co., Limited (the “Company,” “we,” and “our”) for the period ended February 28, 2025, which was originally filed with the U.S. Securities and Exchange Commission on April 21, 2025 (the “Original Filing”).

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended February 29, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interest	Equity
		$	$	$	$	$	$
Balance as of November 30, 2023	101,710,517	101,711	5,589,388	35,421	(3,552,763)	-	2,173,757
Accumulated Other Comprehensive Loss	-	-	30,485	161	-	-	30,646
Net Profit	-	-	-	-	108,741	-	108,741
Balance as of February 29, 2024	101,710,517	101,711	5,619,873	35,582	(3,444,022)	-	2,313,144

For The Nine Months Ended February 29, 2024

	Common Stock		Additional	Accumulated Other		Non-	Total
	Number of		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interest	Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936
Disposal Of Subsidiary				-	(25,229)	(24,240)	(49,469)
Accumulated Other Comprehensive Income	-	-	34,452	5,477	-	-	39,929
Net Loss	-	-	-	-	(190,987)	-	(190,987)
Non-controlling Interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of February 29, 2024	101,710,517	101,711	5,619,873	35,582	(3,444,022)	-	2,313,144

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of period ended February 28, 2025 that our disclosure controls and procedures were not effective.

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

