Form 10-K
period 2025-05-31
CXJ GROUP CO., Ltd
filed 2025-09-15
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $818,164, computed by reference to the price at which the common equity was last sold, as of August 14. 2025.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at September 15, 2025
Common Stock, $0.001 par value	102,270,517

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

Please see “Item 1A. Risk Factors” for more information.

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

All our customers’ auto detailing stores are located within three kilometers or 10 minutes drives from the residential area, we target our brand “Chejiangling / Teenage Hero Car” can become popular and recognized as “neighbour auto detailing stores”.

As of May 31, 2025, more than 160 active franchise auto detailing stores use our brand name, the store network has reached 23 provinces and 132 cities in China. We aim to increase 1,000 stores with our customers across China in the next five years.

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

On October 4, 2019, Xinrui Wang (the “Seller”), entered into a Stock Purchase Agreement to pursuant to which the Seller agreed to sell to Wenbin Mao and Baiwan Niu (the “Purchasers”), totaling 1,500,000 preferred stock of the Company (“Shares”) owned by the Seller, for an amount of $1,500. On October 8, 2019, Xinrui Wang, Wenbin Mao and Baiwan Niu effectuated a 1 for 10 conversion to convert all their preferred stock totalling 10,000,000 to 100,000,000 common shares. As a result of the conversion, there was no preferred stock outstanding of the Company as of October 8, 2019.

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

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of the Company signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company disposed 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd) a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan to Mr. Qing Wang. On August 14,2023, the Board approved the appointment of Zhen Hui Certified Public Accountant (“Zhen Hui”) as the Company’s new independent registered public accounting firm for the fiscal year ended May 31, 2022 and May 31, 2023 effective immediately.

On May 3, 2024, the Board approved the resignation of Zhen Hui as the Company’s independent registered public accounting firm with immediate effective.

On May 3, 2024, the Board approved the appointment of J & S Associate PLT (“J & S”) as the Company’s new independent registered public accounting firm for the fiscal year ended May 31, 2024 effective immediately.

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
CXJ Technology (Hangzhou) Co., Ltd
(PRC)
100%
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd
(PRC)
100%
Longkou Xianganfu Trading Co., Ltd
(PRC)

Recent Developments

Business Plan

Our business plan is to extend our market share through acquiring quality businesses in the Automotive aftermarket industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We plan to continue developing our online and offline marketing platform.

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

Our Business, Products and Product Distribution

We sell a variety of Automotive aftermarket products, such as engine/machine oil, anti-icing fluid and auto parts. Currently we sell about two different brands of engine/machine oil, most of which are imported from Germany and Malaysia, and the auto parts purchased from domestic, currently we have 285 SKU of auto parts.

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

Our Automotive aftermarket product management office is located in Hangzhou City. We lease the building which has over 270 square meters. It includes supply chain, support center, operation center, human resource and finance departments. The warehouse is also located in Hangzhou City with over 400 square meters. As of May 31, 2025, the Company has total three separate operating lease agreements for two office space and one warehouse in PRC with remaining lease terms of from 1 months to 6 months. The Company indicated to continue to keep the facilities.

We have developed an enterprise resource planning system (ERP) for our customers. The ERP system can allow information management (from both PC and mobile device) and daily operation of the stores, increasing the efficiency of store management. Most of our agents ordered from this platform.

Our customers

Our customers refer to 160 active auto detailing store owners or persons who are going to start the stores.

Our customers are authorized to operate the auto detailing stores under our brand name “Chejiangling / Teenage Hero Car” and sell our product Ksoncar in their stores. Our customers have to fulfil several criterions before using our brand name, including the location of their stores, services they provided, etc. Our customers must provide respective automobile services according to their store types and scales, including automobile detailing services, automobile engine system maintenance, air conditioning system cleaning and maintenance, braking system maintenance and transmission system maintenance.

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

The global presence social media has provided is an invaluable resource. As we begin to grow, create brand awareness and expand our operations to Southeast Asia, especially in Malaysia, we intend to use social media to reach and engage additional sub-distributors and customers. We intend to create social media pages, on platforms such as Weibo, X, Instagram and Facebook, in the future in order to promote our products to overseas markets. However, we do not have any definitive plans for how we will manage or grow our social media presence at this time.

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

Our partners are also important for our marketing, the local resources held by our alliance combine with our mature management and technical support can create huge value and great service for consumers, so we are confident about our advantage for both of our services and products, with more and more club set up in most of the city, our business will become an automobile living cycle focus on automobile aftermarket services.

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

Regulations on Hazardous Chemicals

According to the Work Safety Law of the PRC （《中華人民共和國安全生產法》）, which was promulgated by the SCNPC in 2002 and was latest amended in June 2021, where dangerous goods are to be manufactured, sold, transported, stored, used or to be disposed of or scrapped, business operators shall abide by relevant laws and regulations, as well as the national standards or industrial specifications, establish a special system for safety control, adopt reliable safety measures, and subject themselves to supervision and control by the competent departments in accordance with law. The Regulation on the Safety Administration of Hazardous Chemicals （《危險化學品安全管理條例》）, which was promulgated by the State Council and latest amended in 2013, has further stipulates that enterprises using hazardous chemicals shall, in accordance with the types and hazard characteristics of the used hazardous chemicals as well as the amount and mode of use, establish and perfect the safety administration regulations and safety operating rules for the use of hazardous chemicals so as to guarantee the safe use of hazardous chemicals, and shall comply with the provisions of laws and regulations regarding the storage hazardous chemicals. Enterprise fails to comply with such regulatory requirements shall be ordered to rectify, to suspend business operations, be imposed fines, or even has its permits or business licence be revoked by the relevant government authorities.

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

Intellectual Property

We rely on a combination of patents, copyrights, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We own copyrights to the Automotive aftermarket product content and software we developed in-house. We also own copyrights to the automotive aftermarket content we commission third parties to develop for us. As of May 31, 2025, we had 118 registered trademarks, 11 patents, 23 registered software copyrights and 3 registered works copyrights with the PRC State Copyright Bureau, and 3 registered domain names.

Despite our efforts to protect ourselves from infringement or misappropriation of our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In the event of a successful claim of infringement and our failure or inability to develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely basis, our business could be harmed. See “Risk Factors — Risks Related to Our Business and Industry — We may from time to time be subject to infringement claims relating to intellectual properties of third parties.” and “Risk Factors — If we fail to protect our intellectual property rights, our brand and business may suffer” in this document for details. During the year ended May 31, 2025, we were not a party to any material disputes relating to intellectual property infringement or misappropriation.

Employees

As of May 31, 2025, the Company has 19 employees, all of which were on a full-time basis. The following table sets forth the number of our full-time employees categorized by function as of May 31, 2025:

Function	Number of Employees
Finance	3
Operation center	9
IT and Engineering	1
General and Administrative	5
Supply Chain	1
Total	19

There are 15 employees based in HZ CXJ, 1 employee in SZ CXJ and 3 employees in Longkou CXJ respectively, where our operations are located.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 3 to the consolidated financial statements included herein, we had negative cash flows from operating activities $418,525, accumulated deficit from recurring net losses $2,284,025 incurred for the financial year ended May 31, 2025.These conditions raise substantial doubt about our ability to continue as a going concern. We believe with the viability of business strategy plans such as Flash Lion e-commerce sales model, Cloud chain (including Wechat, REDnote and Tik Tok’s short videos e-commerce sales model), will generate sufficient fund to meet our daily cash demands. However, there can be no assurance that the business strategy we will be successful and generate sufficient fund. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

1.2)	We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

The Company incurred a net loss of $2,284,025 and $2,135,674, for the years ended May 31, 2025 and 2024, respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we will be able to achieve profitability in the short-term or long-term. The Company continues to focus on increasing its revenue through the sale of motor oil and auto parts products on its online platform “Flash Lion Mall”, and to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash and loans from potential investors and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

1.3)	We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We started our operation in June 2019. For the years ended May 31, 2025 and 2024, we have generated $458,632 and $2,318,712 respectively in revenues and incurred net loss of $2,284,025 and $2,135,674 respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	Our ability to market our products;
●	Our ability to generate revenue;
●	Our ability to obtain higher gross profit products;
●	Our ability to obtain healthier and economical products; and Our ability to raise the capital necessary to continue marketing and developing our product and online platform.

1.4)	If we are unable to gain any significant market acceptance for our products and services or establish a significant market presence, we may be unable to generate sufficient revenue to continue our business.

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

As is customary in the contract manufacturing industry for comparably sized companies, we are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements. We continually evaluate which of our contract manufacturers to utilize based on the cost structure and forecasted demand for the geographic area where our contract manufacturers are located. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by actual demand, resulting in higher storage costs and the potential accurately predict and manage our contract manufacturing requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

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

Our success depends on our ability to attract and retain highly qualified employees in such areas as distributor, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

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

In addition, the United States is considering ways to limit U.S. investment portfolio flows into China. For example, in May 2020, under pressure from U.S. administration officials, the independent Federal Retirement Thrift Investment Board suspended its implementation of plans to change the benchmark of one of its retirement asset funds to an international index that includes companies in emerging markets, including China. China-based companies, including us, may become subject to executive orders or other regulatory actions that may, among other things, prohibit U.S. investors from investing in these companies and delist the securities of these companies from U.S. exchanges. As a result, U.S. and certain other persons may be prohibited from investing in the securities of our Company, whether or not they are listed on U.S. exchanges. For example, in November 2020, the U.S. administration issued U.S. Executive Order 13959, prohibiting investments by any U.S. person in publicly traded securities of certain Chinese companies that are deemed owned or controlled by the Chinese military. In May 2021, the American depositary shares of China Telecom, China Mobile, and China Unicom were delisted from the NYSE to comply with this executive order. In June 2021, the U.S. administration expanded the scope of the executive order to Chinese defence and surveillance technology companies. Geopolitical tensions between China and the United States may intensify and the United States may adopt even more drastic Measures in the future. China and other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. For instance, in response to the tariffs announced by the United States, in 2018 and 2019, China announced it would stop buying U.S. agricultural products and imposed tariffs on over US$185 billion worth of U.S. goods. Although China subsequently granted China and tariff exemptions for certain U.S. products as a result of trade talks and the phase one trade deal with the United States, it is uncertain whether there will be any further material changes to China’s tariff policies. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of tariff exemptions for certain U.S. products of the trade conflict, which would have an adverse effect on manufacturing, trade, and a wide range of industries that rely on trade, including logistics, retail sales, and other businesses and services, which could adversely affect our business operations and financial results.

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

On February 24, 2023, the CSRC, together with the Ministry of Finance, the National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the Provisions. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023, together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offerings and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfil relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by the Company and its subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

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

3.7)	Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

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

3.22)	Fund flows between CXJ Group Co., Limited, its subsidiaries and the consolidated VIE

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

For the years ended May 31, 2025 and 2024, the consolidated VIE was in an accumulated deficit position. The consolidated VIE had accumulated deficits of $1,970,303 and $1,900,986 as of May 31, 2025 and 2024 respectively. In light of that, SZ CXJ did not charge the consolidated VIE for any consulting service fees, and consequently, the consolidated VIE had not paid any consulting service fees to SZ CXJ as of May 31, 2024. SZ CXJ intends to charge the consolidated VIE for consulting service fees after the pre-tax profit under U.S. GAAP of the consolidated VIE exceeds its accumulated losses under U.S. GAAP, pursuant to the Contractual Agreements. For the years ended May 31, 2025 and 2024, ECXJ did not receive any cash dividends from its PRC subsidiaries.

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

Mr. Xinrui Wang, our Chairman direct and indirect beneficially owns 55.30% of our outstanding shares of Common Stock, our CFO Ms. Cuiyao Luo, direct beneficially owns 5.83% and Mr. Wenbin Mao direct and indirect beneficially owns 11.63% of our outstanding shares of Common Stock. As a result, Messrs. Xinrui Wang, Ms. Cuiyao Luo and Wenbin Mao are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the securities exchange on which we list, and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our management, legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, semi-annual, and current reports with respect to our business and operating results.

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

Item 1C. Cybersecurity

We believe that information security is a critical component of our business strategy. Therefore, we maintain and continuously assess and strengthen our cyber security program. Management is responsible for the day-to-day administration of the Company’s risk exposures and has adopted a risk management framework including identification, analysis and response to risks affecting our business.

We regularly engage third-party services to conduct evaluations of our security controls, which can include penetration testing, independent audits, or consulting on best practices to address new challenges. These evaluations include testing both the design and effectiveness of security controls.

We rely on third-party service providers for a variety of services to run our information systems. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers. A cyber-attack at a third-party service provider could have a significant impact on our business, and we continuously monitor the risks associated with our service providers.

The Chief Financial Officer is responsible to oversight of the Company’s risk management program, including technology and cybersecurity risks facing the Company. The Chief Financial Officer receives briefings from management and the third-party service provider about cybersecurity risk management and the overall technology and cybersecurity environment.

We believe that currently we have not encountered a cybersecurity event that has had a material impact on our business. See Item 1A. “Risk Factors” for a discussion of our cybersecurity risk.

Item 2. Properties

We currently maintain our principal executive offices at Room 401, 402 & 411 4th Floor, East Block Building 5, Xintiandi Business Center, No. 7 Anqiaogang Road, Gongshu District, Hangzhou City, Zhejiang Province, China, comprising an aggregate of 466.01 square meters, which expires on August 8, 2025. The current total yearly rental is RMB416,730 (approximately $57,719).

CXJ (Shenzhen) Technology Co., Ltd leased an office in Shenzhen at Room 1716, Block B Building 4, Tianan Digital City, Longgang District, Shenzhen City, Guangdong Province, China, comprising of 50 square meters, which expires on December 30, 2025. The currently yearly rental is RMB30,000 (approximately $4,155).

Longkou Xianganfu Trading Co., Ltd leased an office in Yantai at Fulai Street, Yantai Development Zone, Yantai City, Shangdong Province, China, comprising of 40 square meters, which terminated the tenancy in September 2024.

In addition, we maintain one warehouse for automotive aftermarket products of more than 400 square meters, in Hangzhou City, Zhejiang Province, China, which expires on June 8, 2025 The current total yearly rental is RMB102,484 (approximately $14,194).

As of May 31, 2025, the Company has total three separate operating lease agreements for two office space and one warehouse in PRC with remaining lease terms of from 1 month to 6 months.”

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTCID under the trading symbol “ECXJ”.

Trading in stocks quoted on the OTC market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Stockholders of Record

As of May 31, 2025, there were 353 stockholders of all of our issued and outstanding shares of common stock.

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

During the year 2024 and 2025, the Company conducted its business in generally four revenue streams: Brand name management fees, exhaust gas cleaners, motor oil and auto parts.

Results of Operations

	Year Ended May 31,		Year to Year Comparison
	2025	2024	Increase/ (Decrease)
	$	$	$
Revenue	458,632	2,318,712	(1,860,080)
Cost of Goods Sold	(85,975)	(672,637)	(586,662)
Gross Profit	372,657	1,646,075	(1,273,418)
Operating Expenses	(2,621,723)	(3,791,453)	(1,169,730)
Other (Expense)/ Income	(508)	11,255	(11,763)
Interest Income	10	368	(358)
Provision for Income Taxes	(34,461)	(5,184)	(29,277)
Net Loss	(2,284,025)	(2,138,939)	(145,086)
Less: Net Loss Attributable to Non-controlling Interest	-	(3,265)	3,265
Net Loss Attributable to ECXJ	(2,284,025)	(2,135,674)	(148,351)

Revenue

Revenue totalled of $458,632 for the year ended May 31, 2025, a decrease of $1,860,080 or 80.2%, as compared to that for the year ended May 31, 2024 of $2,318,712. The decrement is mainly due to the decrease of revenue of automobile exhaust cleaner $555,194, brand name management fees $1,007,214, motor oil and spare parts $292,480, and others $5,192.

Cost of Revenue

Cost of revenue totalled of $85,975 for the year ended May 31, 2025, a decrease of $586,662 as compared to that of May 31, 2024 of $672,637. The decrement is mainly due to the decrease in sales of exhaust gas cleaners $405,100, motor oil and spare parts $180,294, and others $1,268.

Gross Profit

Gross profit was $372,657 for the year ended May 31, 2025, a decrease of $1,273,418, as compared to that of May 31, 2024 of $1,646,075. The decrement primarily due to the decrease in brand name management fees $1,007,214, sales of exhaust gas cleaners $150,094, motor oil and spare parts $112,186, and others $3,924.

Operating Expenses

Operating expenses are $2,621,723 and $3,791,453 for the years ended May 31, 2025 and 2024 respectively, as compared that is a decrease of $1,169,730. The decrease is mainly due to the decrease in impairment of intangible assets $1,155,802, amortization of intangible assets $138,696, consultancy fee $157,003, sales commission $104,551, payroll costs $78,915, promotion expenses $75,695, travelling expenses $40,992, loss on disposal of subsidiary $25,229, R&D expenses written off $28,980, office expenses $17,479, conference expenses $14,889, entertainment expenses $13,937, transportation expenses $13,667, bad debts written off $2,150, others $7,357, and offset increased in impairment of goodwill $692,593, tax penalty $7,943, stock loss $3,662 and rental $1,414.

Net Loss

Net loss totalled $2,284,025 and $2,135,674 for the year ended May 31, 2025 and 2024 respectively, that is an increase net loss of $148,351, primarily due to the above changes of revenues and expenses.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Year to Year Comparison
	2025	2024	Increase/ (Decrease)
	$	$	$

Total Current Assets	284,303	535,302	(250,999)
Total Current Liabilities	1,855,286	1,979,652	(124,366)
Working Capital (Deficit)	(1,570,983)	(1,444,350)	(126,633)

As of May 31, 2025, we had working capital deficit of $1,570,983, a decrease of working capital $126,633, as compared to working capital deficit of $1,444,350 as of May 31, 2024, that is due to decrease of working capital from total current assets of $250,999 and offset increase total current liabilities of $124,366.

Decrease of working capital $126,633 is mainly due to decrease in prepayment $288,411, accounts receivable $56,314, amount due to director $75,507, and offset increase of cash and cash equivalents $7,516, deposits and other receivables $ 55,004, due to related parties $22,502, inventories $8,704, accounts payable $10,021, advance received $12,509, accrued expenses and other payable $129,314, operating lease liabilities $48,029.

Cash Flows

	Year Ended May 31,		Year to Year Comparison
	2025	2024	Increase/ (Decrease)
	$	$	$
Cash Flows Used In Operating Activities	(418,525)	(590,038)	171,513
Cash Flows Used In Investing Activities	-	(5,738)	5,738
Cash Flows Provided By/(Used In) Financing Activities.	423,172	(56,012)	479,184
Effects On Change In Foreign Exchange Rate	2,869	(5,142)	8,011
Net Change In Cash During The Year	7,516	(656,930)	664,446

Cash Flow from Operating Activities

Cash flows used in operating activities for the year ended May 31, 2025 and 2024 are $418,525 and $590,038 respectively, reflecting an increase cash flow of $171,513. The increase in cash flow is mainly due to amortization of right-of-used assets $7,435, impairment of goodwill $692,593, accounts receivables $59,883, prepayment, deposits and other receivables $39,188, accounts payables $198,522, advance received $1,164,549, and offset increase of net profit $145,086, decrease in depreciation and amortization $71, bad debts written off $2,150, amortization and impairment of intangible assets $1,294,498, loss on disposal of subsidiary $25,229, inventories $29,965, operating lease liabilities $6,084, accrued liabilities, deposit received and other payables $487,574.

Cash Flow from Investing Activities

Cash flows used in investing activities are $0 and $5,738 for the year ended May 31, 2025 and 2024 respectively, reflecting an increase cash flow of $5,738. The increase is mainly due to decreased purchased of office equipment $2,934 and net cash from disposal of subsidiary $2,804.

Cash Flow from Financing Activities

Cash flow provided by financing activities is $423,172 for the year ended May 31, 2025, compared to cash flow used in financing activities $56,012 for the year ended May 31, 2024, reflecting an increase cash flow of $479,184. The increase was mainly due to increase in proceeds from share issuance $369,728, advance to related parties $38,221 and advances $71,235.

Critical Accounting Policy and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. See Note 2 Summary of Significant Accounting Policies – Use of estimate.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2025, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of May 31, 2025. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of May 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2025, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have hired outside consultant to remediate our material weakness in lack of accounting and finance personnel with technical knowledge in SEC rules and regulations.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions

Xinrui Wang	46	Chairman
Lixin Cai	37	CEO, Secretary and Director
Cuiyao Luo	44	CFO and Treasurer
Rudong Shi	47	Director and GM of Longkou Xianganfu Trading Co., Ltd.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2025, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2025 all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and directors for the years ended May 31, 2025 and 2024.

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Lixin Cai	2025	44,060	-	-	-	-	44,060
(CEO & Secretary and Director)(1)	2024	43,892	-	-	-	-	43,892

Rudong Shi	2025	8,310	-	-	-	-	8,310
(Director and GM of Longkou Xianganfu Trading Co., Ltd)(2)	2024	24,965	-	-	-	-	24,965

Cuiyao Luo	2025	-	-	-	-	-	-
(CFO & Treasurer)	2024	-	-	-	-	-	-

Xinrui Wang	2025	-	-	-	-	-	-
(Chairman)	2024	-	-	-	-	-	-

(1) Mr. Lixin Cai was appointed by the Board to serve as the Chief Executive Officer, Secretary and a director of the Company since June 21, 2019.

(2) Mr. Rudong Shi was appointed by the Board to serve as the General Manager of Longkuo Xianganfu Trading Co., Ltd and director of the Company since May 13, 2022.

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

Outstanding Equity Awards

There were no outstanding equity awards, as of May 31, 2025.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We did not pay our directors any compensation for their services as a director during the years ended May 31, 2025 and 2024, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of May 31, 2025 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 102,270,517 shares of our common stock outstanding as of September 15, 2025.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Xinrui Wang	52,814,020	51.64%
CXJ Investment Holding Ltd (Controlled by Xinrui Wang)	3,745,000	3.66%
Lixin Cai	3,673,830	3.59%
New Charles Technology Group Limited (Controlled by Lixin Cai)	1,364,800	1.33%
Kong ECXJ Energy Technology Group Limited (Controlled by Wenbin Mao)	8,890,000	8.69%
Hong Kong ECXJ Energy Ecological Industry Group Limited (Controlled by Baiwan Niu)	3,600,000	3.52%
Hong Kong Juheying International Group Co., LImited (Controlled by Wenbin Mao & Baiwan Niu)	3,000,000	2.93%
Cuiyao Luo	5,960,600	5.83%
Rudong Shi	80,000	0.08%

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

New Charles Technology Group Limited is 100% controlled by CEO, Mr. Lixin Cai, owing $300 to the Company for year ended May 31, 2025;

Hangzhou Xieli Internet Technology Co., Ltd is 100% controlled by CFO, Ms. Cuiyao Luo, borrowed short term loan $82,171 from the Company for the year ended May 31, 2025.

Ms. Cuiyao Luo, our CFO of the Company, advanced working capital in the amount of $369,661 and $284,222 for the years ended May 31, 2025 and 2024.

Mr. Rudong Shi, director of the Company, advanced working capital $9,597 and $9,530 for the year ended May 31, 2025 and 2024.

For more related party transactions, see Note 14 of the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended May 31, 2025 and 2024.

	Year Ended May 31,
	2025	2024
	$	$
Audit Fees (1)	70,000	65,297
Tax Fees (2)	-	-
All Other Fees (3)	-	-
Total	70,000	65,297

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

Date: September 15, 2025

	By:	/s/ Lixin Cai
	Name:	Lixin Cai
	Title:	Chief Executive Officer, Director and Secretary
(Principal Executive Officer)

By:	/s/ Cuiyao Luo
Name:	Cuiyao Luo
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CXJ Group Co., Limited

Consolidated Financial Statements

For the Years Ended May 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

The Board of Directors and Shareholders of

CXJ GROUP CO., LIMITED

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of CXJ Group Co., Limited and its subsidiaries (the ‘Company’) as of May 31, 2025 and the related consolidated statement of operations and comprehensive loss, statement of changes in equity, and cash flows for the year ended May 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025, and the results of its operations and its cash flows for the year ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, as of May 31, 2025, the Company has incurred negative cash flow $418,525 and incurred a net loss of $2,284,025 and had an accumulated deficit of $7,647,505. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions that gives rise to the substantial doubt that exists about the Company’s ability to continue as a going concern and management’s plans to mitigate this matter are also described in Note 3.

These financial statements do not include any adjustments that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern. Our opinion is not modified with respect to this matter.

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

Assessment for impairment of Goodwill

As described in Note 10 to the consolidated financial statements and in accordance with ASC 350, the Company’s goodwill balance was fully impaired as of May 31, 2025. Management evaluates goodwill for impairment annually, or if an event or other circumstance indicates that it may not recover the carrying value of the asset. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. As of May 31, 2025, the Company performed a quantitative goodwill impairment assessment for the reporting unit. The estimated fair value of the reporting unit was below the goodwill amount and, therefore, an impairment loss of $1,742,577 was recorded. Management determines the fair value of the reporting unit by using a combination of discounted cash flow and market valuation methodologies. Significant judgments and assumptions for the quantitative goodwill tests performed include discount rates, terminal growth rates, inflation rate, revenue and cost of sales projections.

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

Our audit procedures to assess the above, among others, included:

1.	Understanding and evaluating the Company’s accounting for the valuation of goodwill and the impairment loss in relation to ASC 350;

2.	Inspection of the valuation obtained from the management in relation to the valuation of the goodwill;

3.	Assessment of the reliability of the management’s prepared budget used in the assessment by performing retrospective analysis;

4.	Assessment of the reasonableness and appropriateness of the valuation model adopted by the management;

5.	Examination of the key inputs used by the management in their valuation of the goodwill, for accuracy and reasonableness;

6.	Evaluation of the key assumptions adopted by the management in their valuation, for reasonableness;

7.	Reperformance of the calculation of the impairment loss on goodwill to confirm accuracy of the calculation;

8.	Agreeing the computed impairment loss on goodwill from the calculation to the posting in the management accounts and ensuring that the impairment has been accounted for in the correct financial year, at the correct amounts and that the impairment was allocated to the appropriate financial statement line items;

9.	Considering the consistency of evidence obtained in other areas of the audit;

10.	Assessing the adequacy of the Company’s disclosures related to the impairment loss on goodwill.

We determined that there were no other critical audit matters.

/s/ J&S Associate PLT

Certified Public Accountants

PCAOB No: 6743

We have served as the Company’s auditor since 2024.

Kuala Lumpur, Malaysia

September 15, 2025

CXJ Group Co., Limited

Consolidated Balance Sheets

As of May 31, 2025 and 2024

	2025	2024
	Audited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	10,037	2,521
Accounts receivables	2,972	59,286
Prepayments	37,520	325,931
Deposits and other receivables	82,012	27,008
Due from related parties	82,471	59,969
Inventories	69,291	60,587
Total Current Assets	284,303	535,302

NON-CURRENT ASSETS
Property, plant and equipment, net	2,797	4,948
Intangible assets, net	-	-
Goodwill	-	1,742,577
Operating lease right-of-use assets	13,075	72,178
Total Non-current Assets	15,872	1,819,703

TOTAL ASSETS	300,175	2,355,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	68,524	78,545
Advanced received	595,108	607,617
Accrued expenses and other payables	808,784	938,098
Due to related parties	369,259	293,752
Operating lease liabilities, net of current portion	13,611	61,640
Total Current Liabilities	1,855,286	1,979,652

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	10,809

TOTAL LIABILITIES	1,855,286	1,990,461

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 101,710,517 shares issued and outstanding as of May 31, 2025 and 2024 respectively	102,271	101,711
Additional paid-in capital	5,958,556	5,589,388
Accumulated other comprehensive income	31,567	36,925
Accumulated deficit	(7,647,505)	(5,363,480)
Total CXJ Group Stockholders’ Equity	(1,555,111)	364,544
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	(1,555,111)	364,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	300,175	2,355,005

See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended May 31, 2025 and 2024

	2025	2024
	Audited	Audited
	$	$
Revenue	458,632	2,318,712

Cost of Sales	(85,975)	(672,637)
Gross Profit	372,657	1,646,075

Other (Expenses)/Income/	(508)	11,255

Selling and Distribution Expenses	(195,295)	(470,743)
General & Administrative Expenses	(2,426,428)	(3,320,710)
Loss from Operation	(2,249,574)	(2,134,123)

Interest Income	10	368
Loss Before Income Tax	(2,249,564)	(2,133,755)

Income Tax Expense	(34,461)	(5,184)
Net Loss Before Non-Controlling Interest	(2,284,025)	(2,138,939)
Less: Non-Controlling Interest	-	(3,265)
Net Loss For The Year	(2,284,025)	(2,135,674)

Other Comprehensive Income/(Loss):
- Foreign Exchange Adjustment (Loss)/Gain	(5,358)	6,820
COMPREHENSIVE LOSS	(2,289,383)	(2,128,854)

Net Loss Per Share - Basic And Diluted	(0.02)	(0.02)

Weighted average number of common shares outstanding – Basic and diluted	102,128,818	101,710,517

See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Changes in Equity

For the years ended May 31, 2025 and 2024

For The Year Ended May 31, 2025

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	-	364,544
Common Stock Issued	560,000	560	369,168	-	-	-	369,728
Accumulated Other Comprehensive Loss	-	-	-	(5,358)	-	-	(5,358)
Net Loss	-	-	-	-	(2,284,025)	-	(2,284,025)
Balance as of May 31, 2025	102,270,517	102,271	5,958,556	31,567	(7,647,505)	-	(1,555,111)

For The Year Ended May 31, 2024

				Accumulated
	Common Stock		Additional	Other		Non-	Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
		$	$	$	$	$	$
Balance as of May 31, 2023	101,710,517	101,711	5,585,421	30,105	(3,227,806)	27,505	2,516,936
Disposal of Subsidiary	-	-	-	6,081	-	(24,240)	(18,159)
Accumulated other Comprehensive Income	-	-	3,967	739	-	-	4,706
Net loss	-	-	-	-	(2,135,674)	-	(2,135,674)
Non-controlling Interest	-	-	-	-	-	(3,265)	(3,265)
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	-	364,544

See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Cash Flows

For the years ended May 31, 2025 and 2024

	2025	2024
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(2,284,025)	(2,138,939)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,176	2,247
Amortization of right-of-use assets	75,432	67,997
Bad debts written off	-	2,150
Amortization of intangible assets	-	138,696
Impairment of intangible assets	-	1,155,802
Impairment of goodwill	1,742,577	1,049,984
Loss on disposal of subsidiary	-	25,229
Changes in operating assets and liabilities:
Accounts receivables	56,491	(3,392)
Prepayments, deposits and other receivables	234,191	195,003
Inventories	(8,248)	21,717
Accounts payables	(10,524)	(209,046)
Advance received	(16,665)	(1,181,214)
Accrued liabilities, deposit received and other payables	(131,937)	355,637
Operating lease liabilities	(77,993)	(71,909)
Net cash used in operating activities	(418,525)	(590,038)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	-	(2,934)
Disposal of subsidiary, net of cash disposed	-	(2,804)
Net cash used in investing activity	-	(5,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	369,728	-
Advance to related parties	(21,996)	(60,217)
Advances from directors	75,440	4,205
Net cash provided by/(used in) financing activities	423,172	(56,012)
Effect of exchange rate changes on cash and cash equivalents	2,869	(5,142)
Net change in cash and cash equivalents	7,516	(656,930)
Cash and cash equivalents, beginning of year	2,521	659,451
CASH AND CASH EQUIVALENTS, END OF YEAR	10,037	2,521

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

On March 4  , 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for the Company, proper notice having been given to the officers and directors of Global Entertainment Corporation. There was no opposition.

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

On May 3, 2024, the Board approved the appointment of J & S Associate Plt (“J & S”) as the Company’s new independent registered public accounting firm for the fiscal year ending May 31, 2024.

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

Entity Name	Date of Incorporation	Parent Entity	Interest %	Nature of Operation	Place of Incorporation
CXJ Investment Group Company Ltd (BVI CXJ)	2020/2/19	US CXJ	100%	Investment holding	British Virgin Islands
CXJ (HK) Technology Group Company Ltd (HK CXJ)	2020/3/11	BVI CXJ	100%	Investment holding	Hong Kong, PRC
CXJ (Shenzhen) Technology Co., Ltd (SZ CXJ)	2020/5/26	HK CXJ	100%	Investment holding	PRC
Longkou Xianganfu Trading Co., Ltd. (Longkou CXJ)	2018/4/23	SZ CXJ	100%	Trading and consultancy services	PRC
VIE:
CXJ Technology (Hangzhou) Co., Ltd. (HZ CXJ)	2019/3/28	SZ CXJ	100%	Trading,brand name management fee and consultancy services	PRC
Qingdao Hong Run Kuo Ye Network Technology Co., Ltd. (Qingdao CXJ)	2019/8/19	HZ CXJ	100%	Trading and consultancy services	PRC

VIE Consolidation Schedule

The following tables set forth the summary consolidated balance sheets data as of May 31, 2025 and 2024 of (i) the Parent, (ii) the WFOE, (iii) the VIE Group, and the summary of the consolidated statement of income and cash flows for the years ended May 31, 2025 and 2024. Our and the VIE Group’s consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our and the VIE Group’s historical results are not necessarily indicative of results expected for future periods. Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit.

You should read this information together with our and the VIE Group’s consolidated financial statements and the related notes and Item 1 “Business” and Item 1A “Risk Factor” included elsewhere in this annual report.

Summary of Consolidated Balance Sheet as of May 31, 2025 and 2024

For the year ended May 31, 2025
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash and cash equivalents	(7)	5,761	4,283	-	10,037
Intercompany balances - Receivable	175,777	57,194	128,741	(361,712)	-
Other current assets	300	22,287	251,679	-	274,266
Total Current Assets	176,070	85,242	384,703	(361,712)	284,303
Investment in subsidiaries and VIEs and VIEs’ subsidiaries	4,194,338	-	-	(4,194,338)	-
Other non-current assets	-	2,658	13,214	-	15,872
Total Non-current Assets	4,194,338	2,658	13,214	(4,194,338)	15,872
Total Assets	4,370,408	87,900	397,917	(4,556,050)	300,175

Intercompany balances - Payable	234,578	129,944	348	(364,870)	-
Total Current Liabilities	733,713	144,522	977,051	-	1,855,286
Other non-current liabilities	-	-	-	-	-
Total Liabilities	968,291	274,466	977,399	(364,870)	1,855,286
Total Equity	3,402,117	(186,566)	(579,482)	(4,191,180)	(1,555,111)
Total Liabilities and Total Equity	4,370,408	87,900	397,917	(4,556,050)	300,175

*	Intercompany balances resulted from regular transactions in the business operations of the entities, and no service fees were charged by SZ CXJ.

For the year ended May 31, 2024
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash and cash equivalents	798	288	1,435	-	2,521
Intercompany balances - Receivable	176,277	59,561	124,606	(360,444)	-
Other current assets	249,261	21,984	261,536		532,781
Total Current Assets	426,336	81,833	387,577	(360,444)	535,302
Investment in subsidiaries and VIEs and VIEs’ subsidiaries	4,194,338	-	-	(4,194,338)	-
Other non-current assets	1,742,577	6,737	70,389	-	1,819,703
Total Non-current Assets	5,936,915	6,737	70,389	(4,194,338)	1,819,703

Total Assets	6,363,251	88,570	457,966	(4,554,782)	2,355,005

Intercompany balances - Payable	235,078	128,564	345	(363,987)	-
Total Current Liabilities	927,485	94,502	957,665	-	1,979,652
Other non-current liabilities	-	-	10,809	-	10,809
Total Liabilities	1,162,563	223,066	968,819	(363,987)	1,990,461
Total Equity	5,200,688	(134,496)	(510,853)	(4,190,795)	364,544

Total Liabilities and Total Equity	6,363,251	88,570	457,966	(4,554,782)	2,355,005

*	Intercompany balances resulted from regular transactions in the business operations of the entities, and no service fees were charged by SZ CXJ.

Summary of Consolidated Statement of Income for the year ended May 31, 2025 and 2024

For the year ended May 31, 2025
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Net revenue	-	-	458,632	-	458,632
Total operating costs and expenses	(2,131,522)	(50,923)	(525,761)	-	(2,708,206)
Loss from operations	(2,131,522)	(50,923)	(67,129)	-	(2,249,574)
Interest income	-	2	8	-	10
Net loss before income tax	(2,131,522)	(50,921)	(67,121)	-	(2,249,564)
Income tax expense	(36,777)	-	2,316	-	(34,461)
Net loss before non-controlling interest	(2,168,299)	(50,921)	(64,805)	-	(2,284,025)
Less: non-controlling interest	-	-	-	-	-
Net loss after non-controlling interest	(2,168,299)	(50,921)	(64,805)	-	(2,284,025)
Equity in earnings of subsidiaries and VIEs and VIEs' subsidiaries	(115,726)	(64,805)	-	180,531	-
Net loss for the year	(2,284,025)	(115,726)	(64,805)	180,531	(2,284,025)

For the year ended May 31, 2024
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Net revenue	-	556,206	1,762,768	(262)	2,318,712
Total operating costs and expenses	(1,561,624)	(571,266)	(2,320,207)	262	(4,452,835)
Loss from operations	(1,561,624)	(15,060)	(557,439)	-	(2,134,123)
Interest income	-	104	264	-	368
Net loss before income tax	(1,561,624)	(14,956)	(557,175)	-	(2,133,755)
Income tax expense	-	(144)	(5,040)	-	(5,184)
Net loss before non-controlling interest	(1,561,624)	(15,100)	(562,215)	-	(2,138,939)
Less: non-controlling interest	-	-	(3,265)	-	(3,265)
Net loss after non-controlling interest	(1,561,624)	(15,100)	(558,950)	-	(2,135,674)
Equity in earnings of subsidiaries and VIEs and VIEs' subsidiaries	(574,050)	(558,950)	-	1,133,000	-
Net loss for the year	(2,135,674)	(574,050)	(558,950)	1,133,000	(2,135,674)

Summary of Consolidated Statement of Cash Flow for the year ended May 31, 2025 and 2024

For the year ended May 31, 2025
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash Flows (Used In)/Provided By Operating Activities	(445,973)	1,603	26,491	(646)	(418,525)
Cash Flows (Used In)/Provided By Investing Activities	-	591	1,585	(2,176)	-
Cash Flows Provided By/(Used In) Financing Activities	445,168	3,255	(25,251)	-	423,172
Effects On Change In Foreign Exchange Rate	-	24	23	2,822	2,869
Net Change In Cash During The Year	(805)	5,473	2,848	-	7,516

For the year ended May 31, 2024
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash Flows Used In Operating Activities	(85,232)	(209,606)	(1,587,995)	1,292,795	(590,038)
Cash Flows (Used In)/Provided By Investing Activities	-	(763)	1,294,574	(1,299,549)	(5,738)
Cash Flows Provided By/(Used In) Financing Activities	85,347	31,328	(172,670)	(17)	(56,012)
Effects On Change In Foreign Exchange Rate	-	(2,523)	(6,586)	3,967	(5,142)
Net Change In Cash During The Year	115	(181,564)	(472,677)	(2,804)	(656,930)

Variable Interest Entities “VIE” Arrangements

On May 28, 2020, CXJ (Shenzhen) Technology Co., Ltd. (“SZ CXJ”) entered into a series of contractual arrangements with CXJ Technology (Hangzhou) Co., Ltd. (“HZ CXJ”) and its shareholders. As a result of the contractual arrangements, the Company classified HZ CXJ as a Variable Interest Entity “VIE.”

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

Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit. The Company consolidated its VIE as of May 31, 2025 and 2024. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	May 31,
	2025	2024
	$	$
Current assets	384,703	387,577
Non-current assets	13,214	70,389
Total assets	397,917	457,966
Total liabilities	977,399	968,819
Net liabilities	(579,482)	(510,853)

The VIE’s liabilities consisted of the following as of May 31, 2025 and 2024:

	May 31,
	2025	2024
	$	$
Current liabilities
Intercompany balances - Payable	348	345
Account Payable	34,571	44,827
Advanced received	581,310	607,617
Accrued liabilities, other payables and deposits received	349,969	249,300
Operating lease obligations, currents	11,201	55,921
Total current liabilities	977,399	958,010
Total noncurrent liabilities
Operating lease obligations, net of current portion	-	10,809
Total noncurrent liabilities	-	10,809
Total liabilities	977,399	968,819

The operating results of the VIE were as follows:

	May 31,
	2025	2024
	$	$
Revenue	458,632	1,762,768
Total operating costs and expenses	(525,761)	(2,320,207)
Loss from operations	(67,129)	(557,439)
Interest income & income tax expenses	2,324	(4,776)
Net loss before non-controlling interest	(64,805)	(562,215)
Less: Non-controlling interest	-	(3,265)
Net loss for the year	(64,805)	(558,950)

The cash flows of VIE were as below:

	May 31,
	2025	2024
Cash Flows Provided By / (Used In) Operating Activities	26,491	(1,587,995)
Cash Flows Provided By Investing Activities	1,585	1,294,574
Cash Flows Used In Financing Activities.	(25,251)	(172,670)
Effects On Change In Foreign Exchange Rate	23	(6,586)
Net Change In Cash During The Year	2,848	(472,677)

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

Technology Innovation and Commodity Risks

The Company, its subsidiaries, the VIE and VIE’s subsidiaries’ business faces fast growing electric vehicles (EV) in China, in the year 2025, the number of EV has exceeded 50% of total motor vehicles in China. This will harm our motor oil and auto parts market and subsequently will seriously affect our financial condition and the ability to expand our business in future.

For the more information of risks and uncertainties, please see “Item 1A. Risk Factors”.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	May 31, 2025	May 31, 2024
Period-end RMB: US$1 exchange rate	7.19	7.24
Period-average RMB: US$1 exchange rate	7.22	7.21

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

Accounts receivables and allowance for doubtful accounts

Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from selling of motor oil and auto parts with contractual payment terms. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts as of May 31, 2025 and 2024.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, less depreciation, amortization and impairments. Depreciation and amortization of property, plant and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized, while minor repairs and maintenance are charged to expense as incurred. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.

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

The intangible assets are impaired due to no projected undiscounted cash flow in future. The intangible assets are fully impaired during the year ended May 31, 2024.

Refer to Note 9 for additional information on intangible assets.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis. The goodwill are impaired due to uncertainty of recoverability in the future. The goodwill $1,742,577 are fully impaired during the year ended May 31, 2025.

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

Service Revenue

We also generate revenue from brand name management and maintenance fees. Revenue from brand name and management fees is to provide brand name “teenage hero car” to our members  . Revenue from the maintenance service to the members is recognized at a point in time when services are provided. Revenue from the management service to the customer is recognized as the performance obligation is satisfied over time over the contracting period.

Sales and distribution expenses

Sales and distribution expenses consist of payroll related costs, promotion expenses, transportation costs, conference expenses, office expenses, travelling and entertainment expenses.

General and administrative expenses

General and administrative expenses consist of payroll related costs, consultancy expenses, impairment of

goodwill,   rental expenses, office expense, travelling and entertainment expenses.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. As of May 31, 2025 the Company’s WFOE and its VIEs did not make the provision for the statutory reserves.

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

Segment reporting

The Company reports each material operating segment in accordance with ASC 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has determined that it has three operating segments.

Significant risk

a)	VIE Structure Risk

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

b)	Liquidity Risk

We had negative cash flows from operating activities $418,525 and $590,038, accumulated deficit from recurring net losses $2,284,025 and $2,135,674 incurred for the financial year ended May 31, 2025 and 2024.  These conditions raise substantial doubt about our ability to continue as a going concern.

c)	Currency risk

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

d)	Concentration of risk

credit risk

Financial instruments that potentially subject the Company to the concentration of credit risks consist of cash.   The maximum exposures of such assets to credit risk are their carrying amounts as of the balance sheet dates. The Company deposits its cash and cash equivalents with financial institutions located in jurisdictions where the subsidiaries are located. The Company believes that no significant credit risk exists as these financial institutions have high credit quality.

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

Major Customers

 For the year ended May 31, 2025, the Company has a customer that accounted for $48,999 or 10.68% of total revenue. For the year ended May 31, 2024, none of the revenue from a single customer is more than 10% of total revenue.

Major Vendors

A significant amount of the purchase costs is derived from major Vendors. For the year ended May 31, 2025, the Company had two vendors that accounted for $95,324 or 69%, and $39,695  or 29% of total purchase costs, respectively. For the year ended May 31, 2024, the Company had three  vendors that accounted for $311,130  or 49%, $208,429  or 33% and $77,783 or 12% of total purchase costs, respectively.

e)	Interest rate risk

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

Recent accounting pronouncements

Recently Adopted Accounting Standard Updates – ASU 2023-07, Improvement to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”) and a description of other segment items. Additionally, all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This ASU is required to be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company adopted ASU 237-07 in 2025 and applied the amendment retrospectively to all periods presented in the Company’s condensed consolidated financial statements. See Note 16 Segment Information.

Recently Issued Accounting Pronouncements. - ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s condensed consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s condensed consolidated financial statements.

ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this ASU to the Company’s condensed consolidated financial statements, however the Company does not anticipate this guidance having a material impact to the condensed consolidated financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. Company generated negative cash flow $418,525, reported a net loss of $2,284,025 and accumulated deficit of $7,647,505 for the years ended May 31, 2025.

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

NOTE 4 ACCOUNTS RECEIVABLE

As of May 31, 2025 and 2024, there are no allowance for expected credit loss, our accounts receivables are $2,972 and $59,286, respectively. The accounts receivables are subjected to normal credit term and interest free.

	As of May 31,
	2025	2024	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accounts Receivable	2,972	59,286	(56,314)

As compared, that is a decrease of $56,314. The decrement is mainly due to the nature of the debtor Hangzhou Sanyuan Cultural Creative Co., Ltd. is changed, and reclassified the accounts receivable $55,633 to other receivable.

NOTE 5 PREPAYMENTS

As of May 31, 2025 and 2024, prepayments are $37,520 and $325,931 respectively.

	As of May 31,
	2025	2024	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Prepayments	37,520	325,931	(288,411)

Prepayments balance $37,520 consist of advances to suppliers for providing goods and services. As of May 31, 2025 and 2024, the prepayments balances are $37,520 and $325,931 respectively, as compared that is a decrease of $288,411. The decrement is mainly due to the U.S. Nasdaq uplisting fee $248,961 is   written off to general & administrative expenses, and the Company   imposed the tight control on prepayment to suppliers.

Note 6 DEPOSITS PAID AND OTHER RECEIVABLES

Deposit paid and other receivable consisted of the following as of May 31, 2025 and 2024:

	As of May 31,
	2025	2024	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Deposits paid	13,329	13,195	134
Other receivables	68,683	13,813	54,870
Total	82,012	27,008	55,004

Deposits paid balance $13,329 is deposits paid to landlord for renting office and warehouse. Other receivables balance $68,683 is the advances to staff for business conference and function, travelling expenses, office expenses and others.

As of May 31, 2025 and 2024, the deposit paid and other receivables balances are $82,012 and $27,008 respectively, as compared that is an increase of $55,004. The increment is mainly due to the nature of the debtor Hangzhou Sanyuan Cultural Creative Co., Ltd. is changed, and reclassified the accounts receivable $55,633 to other receivable, deposit paid $134, and offset decrease in staff advances $763    .

NOTE 7 INVENTORY, NET

Inventory consisting principally of product held for sale, is stated at the weighted average cost   and net realizable

value. During the year ended May 31, 2025, the obsolete goods at value $3,622 was disposed. As of May 31, 2025 and 2024, the inventory consists as of following:

	As of May 31,
	2025	2024	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Inventory, net	69,291	60,587	8,704

NOTE 8 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Property, plant and equipment consisted of the following:

	As of May 31,
	2025	2024
	audited	audited
	$	$
Property, Plant and Equipment	9,071	9,071
Less: Accumulated depreciation	(6,179)	(4,003)
Foreign translation difference	(95)	(120)
Total property, plant and equipment, net	2,797	4,948

As of May 31, 2025 and 2024, the depreciation expenses are $2,176 and $2,247 respectively.

NOTE 9 INTANGIBLE ASSETS

The intangible assets consist of purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalized of purchased patents.

	As of May 31,
	2025	2024
	audited	audited
	$	$
Purchased patents	-	1,406,470
Less: Accumulated amortization	-	(235,175)
Less: Accumulated impairment of intangible assets	-	(1,155,802)
Foreign translation difference	-	(15,493)
Total purchased patents, net	-	-

As of May 31, 2025 and 2024, the amortization of intangible assets amounted to $0 and 138,696 respectively. The intangible assets are impaired due to no projected undiscounted cash flow in future. The intangible assets are fully impaired during the year ended May 31, 2024. For the year ended May 31, 2025 and 2024, the impairment of intangible assets amounted to $0 and $1,155,802 respectively.

NOTE 10 BUSINESS COMBINATION AND GOODWILL

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

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted the fully impairment of $1,742,577 in the fourth quarter of 2025. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2025 in the accompanying Consolidated Statements of Operations. As at May 31, 2025, the goodwill balance is $0.

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

The decline in the fair value of the HZ CXJ’s reporting unit has mainly resulted from changes to its projected revenue growth rates and timeline, which were finalized during the Company’s annual long-term planning process in the fourth quarter of 2025. The HZ CXJ reporting unit has been in operation since June 2019, therefore the Company has less experience estimating the operating performance of this reporting unit. The Company’s expected revenue increase has been slower than anticipated due to the time required to ramp up activity for new customers. In addition, during its long-term planning process performed, the Company made adjustments to reduce its forecasted spend on HZ CXJ in 2025 and beyond, which further impacted expected revenue growth rate and their timing. These changes in critical assumptions related to the reporting unit resulted in a reduction in its estimated fair value.

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

The goodwill value $4,763,015 was recognised   on the acquisition. The impairment loss on goodwill of $1,742,577 and $1,049,984, were recognized during the year ended May 31, 2025 and 2024 respectively. As of May 31, 2025, the balance of goodwill is $0.

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

(iii) Terminal growth rate: 2%

(iv) Inflation rate: 2%

The use of the estimates in the quantitative assessment is highly judgmental and actual results may differ significantly from what is currently assessed. Accordingly, fluctuations in any of the key attributes may result in a significant change in the projected cashflows underlying the quantitative assessment, which could have a material impact on the assessed values of goodwill.

The summary of impairment loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561
Impaired goodwill written off - May 31, 2024	(1,049,984)
Goodwill as of May 31, 2024	1,742,577
Impaired goodwill written off - May 31, 2025	(1,742,577)
Goodwill as of May 31, 2025	-

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

The loss on disposal $25,229 was recognised   on the disposal during the year ended May 31, 2024.

NOTE 11 ACCOUNTS PAYABLE

Account payable is in normal trade term and interest free. Accounts payable consists of the following:

	As of May 31,
	2025	2024	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accounts Payable	68,524	78,545	(10,021)

The account payable balance of $68,524 includes payable to vendors for motor oil and auto parts.

NOTE 12 ADVANCED RECEIVED

	As of May 31,
	2025	2024	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Advanced Received	595,108	607,617	(12,509)

Advanced received balance $595,108 consists of advances from customer for brand name management fees and providing of goods and services.

As of May 31, 2025 and 2024, the advanced received balances are $595,108 and 607,617 respectively, as compared that is a decrease of $12,509. The decrement is mainly due to decrease in advanced received of brand name management fee $40,789 and increase in goods and services $28,280. The breakdown as below:

	As of May 31,
Description	2025 $	2024 $	Increase/ Decrease $	Remark
Brand name management fees	169,763	210,552	(40,789)	Amortized brand name management fee as per contracts’ term and period.
Sales of goods and services	425,345	397,065	28,280	Delivery the goods and services as requested by customers.
Total	595,108	607,617	(12,509)

NOTE 13 ACCRUED EXPENSES AND OTHER PAYABLE

	As of May 31,
	2025	2024	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accrued Expenses	626,573	531,071	95,502
Deposit Received	67,455	66,989	466
Other Payable	114,756	340,038	(225,282)
Total	808,784	938,098	(129,314)

Accrued expenses balance $626,573 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $67,455 is the warranty for usage of brand name. Other payable balance $114,756 includes the provision $83,448 for business dispute with a customer in the year 2020, short term borrowing from third party $22,963 and others $8,345

As of May 31, 2025 and 2024, the accrued expenses and other payable balances are $808,784 and $938,098 respectively, as compared that is a decrease of $129,314. The decrement is mainly due to decrease in other payable $225,282 of short term borrowing from third party, offset increase in accrued expenses $95,502 of payroll related costs and deposit received $466.

NOTE 14 RELATED PARTY TRANSACTIONS

Amounts due from and due to related parties as of May 31, 2025 and 2024 are as follows:

Amounts Due From Related Parties		As of May 31,
Name of Related Parties	Relationship with the Company	2025	2024
		(audited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	82,171	59,669
Total		82,471	59,969

As of May 31, 2025, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $82,171 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts Due To Related Parties		As of May 31,
Name of Related Parties	Relationship with the Company	2025	2024
		(audited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	359,662	284,222
Rudong Shi	Director	9,597	9,530
Total		369,259	293,752

As of May 31, 2025, Cuiyao Luo and Rudong Shi advanced $369,259 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Business Transaction With Related Parties

As of May 31, 2025 and 2024, minority shareholders have business transactions with the company, below are the detail:

Name of Related Parties	Relationship with the Company	Nature of Revenue	As of May 31, 2025 $	As of May 31, 2024 $
Jinan Jieshun Vehicle Service Co., Ltd.and Jinan Jiehuiya Vehicle Service Co., Ltd.(1)	Controlled by ShenJie Guo, who owing 0.015% of Company equity	Brand name management fee	46,821	22,898
Suzhou Tongxuan Vehicle Service Co., Ltd. (2)	Controlled by GenRong Zhang, who owing 0.015% of Company equity	Brand name management fee	48,999	-
Zhenzhou Maozuo Vehicle Service Co., Ltd. (3)	Controlled by WenZhen Guo, who owing 0.015% of Company equity	Brand name management fee	43,555	-
Changsha Shengqun Vehicle Service Co., Ltd.and Shaoyang Hengchao Vehicle Co., Ltd.(4)	Controlled by Zhongxin Lei, who owing 0.176% of Company equity	Brand name management fee	56,704	26,169
Lixuan Hongda Vehicle Service Co., Ltd. (5)	Controlled by Shiguo Wang, who owing 0.42% of Company equity	Brand name management fee	4,965	50,521

(1)	The original contract value is $96,953 or RMB700,000, consist of three contracts and contract term is one year. The contract periods are (a) Contract value RMB100,000, from May 2023 to May 2024; (b) Contract value RMB100,000, from August 2023 to August 2024 and (c) Contract value RMB500,000, from September 2024 to September 2025.
(2)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from August 2024 to August 2025.
(3)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from September 2024 to September 2025.
(4)	The original contract value is $83,102 or RMB600,000, consist of two contracts and contract term is one year. The contract periods are (a) Contract value RMB500,000, from September 2024 to September 2025 and (b) Contract value RMB100,000, from September 2023 to September 2024;
(5)	The original contract value is $60,665 or RMB438,000, consist of three contract and contract term is from one year to three years. The contract periods are (a) Contract value RMB100,000, from June 2021 to June 2024; (b) Contact value RMB300,000, from May 2023 to May 2024 and (c) Contract value RMB38,000, form March 2024 to March 2025.

NOTE 15 OPERATING LEASES

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of May 31, 2025 and May 31, 2024:

Assets/liabilities	Classification	May 31, 2025 $	May 31, 2024 $
Assets
Operating lease right-of-use assets	Operating lease assets	13,075	72,178

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	13,611	61,640

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	-	10,809

Total lease liabilities		13,611	72,449

The operating lease expense for the year ended May 31, 2025 and 2024 were as follows:

		As of May 31,
Lease cost	Classification	2025	2024
		$	$
Operating lease cost	General and administrative Expenses	77,837	71,909

Maturities of operating lease liabilities as of May 31, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	13,707
2027	-
2028	-
Total lease payments	13,707
Less: interest	(96)
Present value of lease payments	13,611

Maturities of operating lease liabilities as of May 31, 2024, were as follows:

Maturity of Lease Liabilities	Operating Leases $
2025	63,675
2026	10,881
2027	-
2028	-
Thereafter	-
Total lease payments	74,556
Less: interest	(2,107)
Present value of lease payments	72,449

Supplemental information related to operating leases was as follows:

	As of May 31,
	2025	2024
	$	$
Cash paid for amounts included in the measurement of lease liabilities	73,690	68,275
New operating lease assets obtained in exchange for operating lease liabilities	17,463	113,827
Weighted average remaining lease term	0.29 year	1.2 years
Weighted average discount rate	4.75%	4.75%

For the year ended May 31, 2025 and 2024, the amortization of the operating lease right of use assets are $75,432   and $67,997 respectively.

NOTE 16 INCOME TAXES

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended May 31, 2025 and 2024, the   Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

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

The components of the income tax provision are as follows:

	As of May 31,
	2025	2024
	$	$
Current
- United States of America	-	-
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	1,448	5,184
Current Income Tax Provision	1,448	5,184

Deferred
- United States of America	36,777	-
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	-	-
Deferred Income Tax Provision	36,777	-

Tax Refund - The PRC	(3,764)	-

Total	34,461	5,184

NOTE 17 SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, who is the CEO in deciding how to allocate resources and assess performance.

Currently, the Company has three reportable business segments:

(1)	Brand Name Management Fees and Services, mainly provided brand name “Chejiangling/Teenage Hero Car” to the customers. Customers are authorized to operate their workshop under the brand name of “Chejiangling/Teenage Hero Car”.
(2)	Motor Oil and Auto Parts, mainly provided motor oil products and spare parts to the customers.
(3)	Exhaust Gas Cleaner and Other, mainly provided exhaust gas cleaner products to the customers.

In the following table, revenue is disaggregated by reportable segments:

	For The Year Ended May 31, 2025
	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	314,728	-	-	314,728
Motor Oil & Auto Parts	-	143,594	-	143,594
Exhaust Gas Cleaners and Others	-	-	310	310
Total Revenue	314,728	143,594	310	458,632

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(84,864)	-	(84,864)
Exhaust Gas Cleaners and Others	-	-	(1,111)	(1,111)
Total Cost of Goods Sold	-	(84,864)	(1,111)	(85,975)

Gross Profit	314,728	58,730	(801)	372,657

Other Expenses	(349)	(159)	-	(508)

Operating Expenses
Selling and Distribution	(134,018)	(61,145)	(132)	(195,295)
General and Administrative	(1,665,093)	(759,695)	(1,640)	(2,426,428)
Total Operating Expenses	(1,799,111)	(820,840)	(1,772)	(2,621,723)

Segment Loss from Operation	(1,484,732)	(762,269)	(2,573)	(2,249,574)

	For The Year Ended May 31, 2024
	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	1,321,942	-	-	1,321,942
Motor Oil & Auto Parts	-	436,074	-	436,074
Exhaust Gas Cleaners and Others	-	-	560,696	560,696
Total Revenue	1,321,942	436,074	560,696	2,318,712

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(265,158)	-	(265,158)
Exhaust Gas Cleaners and Others	-	-	(407,479)	(407,479)
Total Cost of Goods Sold	-	(265,158)	(407,479)	(672,637)

Gross Profit	1,321,942	170,916	153,217	1,646,075

Other Income	6,417	2,117	2,721	11,255

Operating Expenses
Selling and Distribution	(268,380)	(88,531)	(113,832)	(470,743)
General and Administrative	(1,893,200)	(624,517)	(802,993)	(3,320,710)
Total Operating Expenses	(2,161,580)	(713,048)	(916,825)	(3,791,453)

Segment Loss from Operation	(833,221)	(540,015)	(760,887)	(2,134,123)

NOTE 18 SHAREHOLDER EQUITY

The Company has authorized 490,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of May 31, 2025 and 2024, there were 102,270,517 and 101,710,517, respectively, common shares issued and outstanding.

During the year ended May 31, 2025, the following shares of common stock were issued:

●	On September 1, 2024, the Company issued 160,000 common shares to Zhongxin Lei at shares value $105,128 and issued 200,000 common shares to Shiguo Wang at share value $ 135,000.
●	On September 2, 2024, the Company issued 200,000 common shares to Shiguo Wang at share value $129,600.

NOTE 19 RISK OF CONCENTRATION

(a) Major Customers

For the year ended May 31, 2025 there was a customer who accounted 10.68% of total revenue, and there was no customers who accounted for 10% or more of the Company’s total revenue for the year ended May 31, 2024.

(b) Major Suppliers

For the year ended May 31, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s total purchase are presented as follows:

	For The Year Ended May 31,		For The Year Ended May 31,
	2025	2024	2025	2024
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	95,324	208,429	69%	33%
Guangzhou Kangtu Ecological Technology Co., Ltd.	39,695	-	29%	-
Hubei Shuqi New Technology Co., Ltd	-	311,130	-	49%
Bingzhou Yunfei New Energy Co., Ltd	-	77,783	-	12%
Total	135,019	597,342	97%	93%

NOTE 20 SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2025 to the date these financial statements were issued and has determined that there is no other matter or circumstance arisen since May 31 2025, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

