Form 10-Q
period 2025-08-31
CXJ GROUP CO., Ltd
filed 2025-10-20
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 13, 2025
Common Stock, $0.001 par value	102,270,517

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF August 31, 2025 and May 31, 2025

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	August 31, 2025	May 31, 2025
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	49,246	10,037
Accounts receivables	2,997	2,972
Prepayments	42,321	37,520
Deposits and other receivables	91,277	82,012
Due from related parties	83,162	82,471
Inventories	61,926	69,291
Total Current Assets	330,929	284,303

NON-CURRENT ASSETS
Property and equipment, net	2,265	2,797
Intangible assets, net	-	-
Goodwill	-	-
Operating lease right-of-use assets	11,766	13,075
Total Non-current Assets	14,031	15,872

TOTAL ASSETS	344,960	300,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	64,173	68,524
Advanced received	672,733	595,108
Accrued expenses and other payables	831,653	808,784
Due to related party	373,188	369,259
Operating lease liabilities, net of current portion	12,275	13,611
Total Current Liabilities	1,954,022	1,855,286

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	-

TOTAL LIABILITIES	1,954,022	1,855,286

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 102,270,517 shares issued and outstanding as of August 31,2025 and May 31, 2025 respectively	102,271	102,271
Additional paid-in capital	5,958,556	5,958,556
Accumulated other comprehensive income	24,392	31,567
Accumulated deficit	(7,694,281)	(7,647,505)
Total CXJ Group Stockholders’ Equity	(1,609,062)	(1,555,111)
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	(1,609,062)	(1,555,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	344,960	300,175

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025

and 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended
	August 31, 2025	August 31, 2024
	Unaudited	Unaudited
	$	$
Revenue	91,005	114,382

Cost of revenue	(16,044)	(19,373)
Gross profit	74,961	95,009

Selling and distribution expenses	(43,066)	(56,129)
General and administrative expenses	(78,559)	(82,547)
Loss from operations	(46,664)	(43,667)

Interest income	2	2
Other expenses	(114)	(165)
Loss before income tax	(46,776)	(43,830)

Income tax credit	-	2,263
Loss attributable to shareholders	(46,776)	(41,567)
Other comprehensive loss:
- Foreign exchange adjustment loss	(7,175)	(15,446)
Comprehensive loss	(53,951)	(57,013)

Net loss per share - Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	102,269,969	101,710,517

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For the three months ended August 31, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2025	102,270,517	102,271	5,958,556	31,567	(7,647,505)	(1,555,111)
Foreign Exchange Adjustment Loss	-	-	-	(7,175)	-	(7,175)
Net Loss	-	-	-	-	(46,776)	(46,776)
Balance as of August 31, 2025	102,270,517	102,271	5,958,556	24,392	(7,694,281)	(1,609,062)

For the three months ended August 31, 2024

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	364,544
Foreign Exchange Adjustment Loss	-	-		(15,446)	-	(15,446)
Net Loss	-	-	-	-	(41,567)	(41,567)
Balance as of August 31, 2024	101,710,517	101,711	5,589,388	21,479	(5,405,047)	307,531

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 and 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For The Three Months Ended
	August 31, 2025	August 31, 2024
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(46,776)	(41,567)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	552	569
Amortization of right-of-use assets	15,338	19,644
Impairment of intangible assets	-	1,588
Changes in operating assets and liabilities:
Accounts receivables	-	(2,267)
Prepayments, deposits and other receivables	(12,969)	(1,499)
Inventories	7,893	(10,719)
Accounts payable	(4,892)	(9,526)
Advance received	72,111	(2,850)
Accrued liabilities and other payable	19,115	142,994
Operating lease liabilities	(15,585)	(20,491)

Net cash provided by operating activities	34,787	75,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(1,617)
Net cash used in investing activities	-	(1,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from/(to) related parties	3,849	(5,540)
Net cash provided by/(used in) financing activities	3,849	(5,540)
Effect of exchange rate changes on cash and cash equivalents	573	814
Net change in cash and cash equivalents	39,209	69,533
Cash and cash equivalents, beginning of period	10,037	2,521
CASH AND CASH EQUIVALENTS, END OF PERIOD	49,246	72,054

CXJ GROUP CO., LIMITED

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 and year ended may 31, 2025

EXPRESS IN UNITED STATES DOLLARS

(Unaudited)

NOTE 1. BUSINESS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and liquidation

The condensed consolidated balance Sheets as of August 31, 2025 and May 31, 2025 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the three months ended August 31, 2025 and 2024 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

The Company incurred net loss of $46,776 and $41,567 during the three months ended August 31, 2025 and 2024 , respectively. As of August 31, 2025 and May 31, 2025, the Company had an accumulated deficit of $7,694,281 and $7,647,505 , respectively. The Company’s net cash inflow provided by operations was $34,787 during the three months ended August 31, 2025.

As of August 31, 2025 and May 31, 2025, the Company had cash and cash equivalents of $49,246  and $10,037 and current liabilities of $1,954,022 and $1,855,286  respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company has an accumulated deficit of $7,694,281 as of August 31, 2025 and generated a net loss $46,776 during the period three months ended August 31, 2025. Furthermore, the Company recorded a net cash inflow of $34,787 from operating activities as of August 31, 2025.

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

Risks in relation to the VIE structure

The Company is incorporated in the State of Nevada, USA. As a holding company with no material operations, the Company conducts its operations China through the variable interest entities, SZ CXJ and its subsidiaries. The Company receives the economic benefits of SZ CXJ and its subsidiaries’ business operation through a series of contractual arrangements, or the VIE Agreements, which have not been tested in court. As a result of the Company’s indirect ownership in the HZ CXJ and the VIE Agreements, the Company is regarded as the primary beneficiary of its VIE. The VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. The Company relies on contractual arrangements with the VIE and its subsidiaries in China for the business operation companies, and that investors may never directly hold equity interests in the Chinese operating entities,   which may not be as effective in providing operational control or enabling the Company to derive economic benefits as through ownership of controlling equity interests, and the VIE’s shareholders may fail to perform their obligations under the contractual arrangements. If the PRC government deems that the VIE Agreements in relation to the VIE do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, the Company may have difficulty in enforcing any rights the Company may have under the VIE Agreements in PRC and the Company could be subject to severe penalties or be forced to relinquish the Company’s interests in those operations.

Technology Innovation and Commodity Risks

The Company, its subsidiaries, the VIE and VIE’s subsidiaries’ business faces fast growing electric vehicles (EV) in China, in the year 2025, the sales volume of EV has exceeded 50% of total sales volume of motor vehicles in China.     This will harm our motor oil and auto parts market and subsequently will seriously affect our financial condition and the ability to expand our business in future.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended August 31,
	2025	2024
Period-end RMB: US$1 exchange rate	7.13	7.09
Period-average RMB: US$1 exchange rate	7.18	7.22

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

Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts for the period ended August 31, 2025.

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

The Company recognized an impairment loss on intangible assets amounted to nil and $1,588 during the period ended August 31, 2025 and 2024 respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis. The goodwill is impaired due to uncertainty of recoverability in the future. The goodwill $1,742,577 are fully impaired during the year ended May 31, 2025.

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

●	Product Revenue

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

●	Service Revenue

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

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 17% for the period from the beginning of 2018 till the end of April 2018, then changed to 16% from May 2018 to the end of March 2019, and changed to 13% from April 2019. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. All of the VAT returns filed by the Company’s subsidiaries in China, have been and remain subject to examination by the tax authorities.

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

Liquidity risk

We had cash flows from operating activities $34,787 and $75,876 , accumulated deficit from recurring net losses $46,776 and $41,567  incurred for the financial year the three months ended August 31, 2025 and 2024. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Concentration of risk

1) Credit risk

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

2) Major customers

For the three months ended August 31, 2025, the revenue from four customers were more than 10% of total revenue. They were accounted for $65,783 or 72.1% of total revenue.     For the three months ended August 31, 2024, there was no single customer’s revenue more than 10% of total revenue.

3) Major vendors

A significant amount of the purchase costs is derived from major Vendors. For the three months ended August 31, 2025, the Company had two vendors that accounted for $10,986 or 93.8%, and $680 or 5.8% of total purchase costs, respectively  . For the three months ended August 31, 2024, the Company had a vendor that accounted for $28,688 or 148% of total purchase costs.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standard Updates – ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-For-Profit Entities. This ASU amends ASC 326-20 in part to provide a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. This ASU will be effective for all entities for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. Early adoption of this ASU is permitted and should be applied prospectively. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

ASU 2025-02 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 122, which is effective for annual periods beginning after December 15, 2024, and may require full retrospective adoption. This amendment eliminates outdated SEC guidance previously codified under SAB No. 122 and may impact disclosures or recognition related to obligations and liabilities. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

ASU2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of ASU 2024-03, which requires public business entities to provide disaggregated disclosures of certain income statement expenses. Specifically, ASU 2025-01 confirms that the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.

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

On August 19, 2021, CXJ Technology (Hangzhou) Co., Ltd acquired 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd (a Chinese company) from Shenzhen Baiwen Enterprise Management Consulting Co., Ltd with a purchase consideration of RMB1. After the acquisition comes into effect, Shenzhen Lanbei Ecological Technology Co., Ltd shares rofits and risks and losses in proportion to the equity. Lixin Cai became the legal representative of Shenzhen Lanbei Ecological Technology Co., Ltd.

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

On November 4, 2022, CXJ (Shenzhen) Technology Co., Ltd acquired 100% equity interest of Longkou Xianganfu Trading Co., Ltd (a Chinese company) from Rudong Shi with a purchase consideration of RMB1. After the acquisition came into effect, Longkou Xianganfu Trading Co., Lt shares profits and risks and losses in proportion to the equity. Rudong Shi became the legal representative of Longkou Xianganfu Trading Co., Ltd.

On August 1, 2023, CXJ Technology (Hangzhou) Co., Ltd, a Chinese corporation and a subsidiary of the Company signed an equity transfer agreement (the “Agreement”) with Mr. Qing Wang. Under this agreement, the Company disposed 51% equity of Xishijie Automobile Industry Ecology Technology Co., Ltd (formerly known as Shenzhen Lanbei Ecological Technology Co., Ltd), a Chinese company (“Xishijie”) with a purchase price of RMB 1 yuan to Mr. Qing Wang.

NOTE 4. VIE STRUCTURE AND ARRANGEMENTS

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

Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit. The Company consolidated its VIE as of May 31, 2025 and 2024. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	August 31, 2025	May 31, 2025
	$	$
Current assets	435,539	384,703
Noncurrent assets	12,533	13,214
Total assets	448,072	397,917
Total liabilities	1,057,743	977,399
Net liabilities	(609,671)	(579,482)

The VIE’s liabilities consisted of the following as of August 31, 2025 and May 31, 2025:

	August 31, 2025	May 31, 2025
	$	$
Current liabilities
Intercompany balances - Payable	351	348
Account Payable	29,935	34,571
Advanced received	658,819	581,310
Accrued liabilities, other payables and deposits received	357,760	349,969
Operating lease obligations, currents	10,878	11,201
Total current liabilities	1,057,743	977,399
Total noncurrent liabilities
Operating lease obligations, net of current portion	-	-
Total noncurrent liabilities	-	-
Total liabilities	1,057,743	977,399

The operating results of the VIE as of August 31, 2025 and 2024 were as follows:

	For the three months ended August 31,
	2025	2024
	$	$
Revenue	91,005	114,382
Total operating costs and expenses	(116,030)	(137,274)
Loss from operations	(25,025)	(22,892)
Interest income	1	2
Other expenses	(114)	(165)
Loss before income tax	(25,138)	(23,055)
Income tax income	-	2,263
Loss after taxation	(25,138)	(20,792)
Less: Non-controlling interest	-	-
Net loss for the period	(25,138)	(20,792)

The cash flows of VIE as of August 31, 2025 and 2024 were as below:

	For the three months ended August 31,
	2025	2024
Cash Flows Used In Operating Activities	42,784	2,645
Cash Flows Provided By/(Used In) Investing Activities	403	421
Cash Flows (Used In)/Provided By Financing Activities.	836	(4,155)
Effects On Change In Foreign Exchange Rate	344	9
Net Change In Cash During The Period	44,367	(1,080)

NOTE 5. ACCOUNTS RECEIVABLE, NET

As of August 31, 2025 and May 31, 2025, there are no allowance for expected credit loss, our accounts receivables are $2,997 and $2,972  respectively.

NOTE 6. PREPAYMENTS

As of August 31, 2025 and May 31, 2025, prepayments are $42,321 and $37,520   respectively.

As of
	August 31, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	42,321	37,520	4,801

Prepayments balance $42,321consist of advances to suppliers for providing goods and services. As of August 31, 2025 and May 31, 2025, the prepayments balances are $42,321 and $37,520 respectively, as compared that is an increase of $4,801, the increment is mainly due to prepayment to suppliers for goods and services.

NOTE 7. DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following as of August 31, 2025 and May 31, 2025:

	As of
	August 31, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Deposits paid	22,387	13,329	9,058
Other receivables	68,890	68,683	207
Total	91,277	82,012	9,265

Deposits balance $22,387 is deposits paid to landlord for renting office and warehouse. Other receivables balance $68,890 is the advances to staff for business conference and function, travelling expenses and office expenses.

As of August 31, 2025 and May 31, 2025, the deposit and other receivables balances are $91,277   and $82,012 respectively, as compared that is an increase of $9,265. The increment is mainly due to increase in deposit $9,058 and staff advances $207.

NOTE 8. INVENTORY, NET

Inventory consisting principally of product held for sale, is stated at the weighted average cost and net realizable value. As of August 31, 2025 and May 31, 2025, the inventory consists as of following:

As of
	August 31, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Inventory, net	61,926	69,291	(7,365)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment  are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Property, plant and equipment  consisted of the following:

	As of
	August 31, 2025	May 31, 2025	Increase/ (Decrease)
	$	$	$
Property, Plant and Equipment	9,071	9,071	-
Less: Accumulated depreciation	(6,731)	(6,179)	(552)
Foreign translation difference	(75)	(95)	20
Total	2,265	2,797	(532)

NOTE 10. INTANGIBLE ASSETS

The intangible assets consist of costs incurred to develop the software and purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalization of purchased patents.

The intangible assets are impaired due to no projected undiscounted cash flow in future. The intangible assets are fully impaired during the year ended May 31, 2024, therefore there are neither amortization nor impairment of intangible assets as of August 31, 2025 and May 31, 2025. The impairment loss incurred during the period ended August 31, 2025 and 2024 is $0 and $1,588 respectively.

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

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted in full   impairment of $1,742,577 in the fourth quarter of 2025. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2025 in the accompanying Consolidated Statements of Operations. As at May 31, 2025, the goodwill balance is nil.

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

The goodwill value $4,763,015 is occurred on the acquisition. The impairment loss on goodwill of $1,742,577 and $1,049,984, were recognized during the year ended May 31, 2025 and 2024 respectively. There were no impairment loss on goodwill recognized during the three months period ended August 31, 2025 and 2024 respectively. As of August 31, 2025, the balance of goodwill is nil.

The summary of impairment loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561
Impaired goodwill written off - May 31, 2024	(1,049,984)
Goodwill as of May 31, 2024	1,742,577
Impaired goodwill written off - May 31, 2025	(1,742,577)
Goodwill as of May 31, 2025	-

NOTE 12. ACCOUNTS PAYABLE

Accounts payable consists of the following:

As of
	August 31, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	64,173	68,524	(4,351)

The account payable balance of $64,173 includes payable to vendors for motor oil and auto parts.

NOTE 13. ADVANCE RECEIVED

Advance received consists of the following:

As of
	August 31, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advance Received	672,733	595,108	77,625

Advance received balance $672,733 consists of advances from customer for brand name management fees $99,897 and providing of goods and services $572,836.

As of August 31, 2025 and May 31, 2025, the advance received are $672,733 and $595,108 respectively, as compared that is an increase of $77,625. The increment is mainly due to increase in advanced received goods and services $147,491 and offset with decrease of brand name management fee $69,866.

NOTE 14. ACCRUED EXPENSES, DEPOSITS RECEIVED AND OTHER PAYABLES

Accrued expenses, deposit received and other payable consist of the following:

	As of
	August 31, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accrued Expenses	637,993	626,573	11,420
Deposits Received	68,023	67,455	568
Other Payables	125,637	114,756	10,881
Total	831,653	808,784	22,869

Accrued expenses balance $637,993 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $68,023 is the warranty for usage of brand name. Other payable balance $125,637 includes the provision $84,151 for business dispute with a customer in the year 2020  , short term borrowing from third party $33,071  and $8,415 is the refundable intention fees.

As of August 31, 2025 and May 31, 2025, the accrued expenses, deposit received and other payable balances are $831,653 and $808,784 respectively, as compared that is an increase of $22,869. The increment is mainly due to increase in accrued expenses $11,420, deposits received $568 and short term borrowing from third party $10,881.

NOTE 15. RELATED PARTY TRANSACTIONS

Amounts due from related parties as of August 31, 2025 and May 31, 2025 are as follows:

Amounts due from related parties

		As of
	Relationship with the Company	August 31, 2025	May 31, 2025
		(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai, CEO and Director of the Company	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo, CFO and major shareholders of the Company	82,862	82,171
Total		83,162	82,471

As of August 31, 2025, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $82,862 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to related parties

		As of
`	Relationship with the Company	August 31, 2025	May 31, 2025
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	363,511	359,662
Rudong Shi	Director	9,677	9,597
Total		373,188	369,259

As of August 31, 2025 Cuiyao Luo advanced $363,511and Rudong Shi advanced $9,677 respectively to the Company   as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Business transactions with related parties

As of August 31, 2025 and 2024, the Company has business transactions with minority shareholders, below are the detail:

Name of Related Parties	Relationship with the Company	Nature of Revenue	As of August 31, 2025	As of August 31, 2024
			$	$
Jinan Jieshun Vehicle Service Co., Ltd.and Jinan Jiehuiya Vehicle Service Co., Ltd.(1)	Controlled by ShenJie Guo, who owing 0.015% of Company equity	Brand name management fee	16,424	-
Suzhou Tongxuan Vehicle Service Co., Ltd. (2)	Controlled by GenRong Zhang, who owing 0.015% of Company equity	Brand name management fee	16,511	-
Zhenzhou Maozuo Vehicle Service Co., Ltd. (3)	Controlled by WenZhen Guo, who owing 0.015% of Company equity	Brand name management fee	16,424	-
Changsha Shengqun Vehicle Service Co., Ltd.and Shaoyang Hengchao Vehicle Co., Ltd.(4)	Controlled by Zhongxin Lei, who owing 0.176% of Company equity	Brand name management fee	16,424	-

(1)	The original contract value is $96,953 or RMB700,000, consist of three contracts and contract term is one year. The contract periods are (a) Contract value RMB100,000, from May 2023 to May 2024; (b) Contract value RMB100,000, from August 2023 to August 2024 and (c) Contract value RMB500,000, from September 2024 to September 2025.
(2)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from August 2024 to August 2025.
(3)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from September 2024 to September 2025.
(4)	The original contract value is $83,102 or RMB600,000, consist of two contracts and contract term is one year. The contract periods are (a) Contract value RMB500,000, from September 2024 to September 2025 and (b) Contract value RMB100,000, from September 2023 to September 2024.

NOTE 16. OPERATING LEASE

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of August 31, 2025 and May 31, 2025:

Assets/liabilities	Classification	August 31, 2025 $	May 31, 2025 $
Assets
Operating lease right-of-use assets	Operating lease assets	11,766	13,075

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	12,275	13,611

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	-	-

Total lease liabilities		12,275	13,611

The operating lease expense for the three months ended August 31, 2025 and 2024 were as follows:

		As of August 31,
Lease cost	Classification	2025	2024
		$	$
Operating lease cost	General and administrative Expenses	15,585	20,491

Maturities of operating lease liabilities as of August 31, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	12,183
2027	319
2028	-
Total lease payments	12,502
Less: interest	(227)
Present value of lease payments	12,275

Maturities of operating lease liabilities as of May 31, 2025, were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	13,707
2027
2028	-
Total lease payments	13,707
Less: interest	(96)
Present value of lease payments	13,611

Supplemental information related to operating leases was as follows:

	For The Three Months Ended August 31,
	2025	2024
	$	$
Cash paid for amounts included in the measurement of lease liabilities	15,338	19,644
New operating lease assets obtained in exchange for operating lease liabilities	13,996	14,075
Weighted average remaining lease term	0.72 year	0.93 year
Weighted average discount rate	4.75%	4.75%

Amortization expense was $15,338   and $19,644 for the three months ended August 31, 2025 and 2024, respectively.

NOTE 17. INCOME TAXES

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the period ended August 31, 2025 and 2024, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended August 31, 2025 and August 31, 2024, respectively:

	For The Three Months Ended August 31,
	2025	2024
	%	%
PRC statutory rate	25	25
Net operating losses for which no deferred tax assets was recognized	(25)	(25)
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5	16.5
Effective income tax rate	16.5	16.5

Income tax expense for the three months ended August 31, 2025 and August 31, 2024, respectively are as follows:

	For The Three Months Ended August 31,
	2025	2024
	$	$
Current	-	(2,263)
Deferred	-	-
Income tax credit	-	(2,263)

That is no income tax for the three months ended August 31, 2025 and income tax credit   $2,263 for the three months ended August 31, 2024. Income tax credit $2,263 included income tax refund $3,475 from previous year and tax expenses $1,212 for the period ended August 31, 2024.

NOTE 18 SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief decision maker, who is the CEO in deciding how to allocate resources and assess performance.

Currently, the Company has three reportable business segments:

(1)	Brand Name Management Fees and Services, mainly provided brand name “Chejiangling/Teenage Hero Car” to the customers. Customers are authorized to operate their workshop under the brand name of “Chejiangling/Teenage Hero Car”.
(2)	Motor Oil and Auto Parts, mainly provided motor oil products and spare parts to the customers.
(3)	Exhaust Gas Cleaner and Other, mainly provided exhaust gas cleaner products to the customers.

In the following table, revenue is disaggregated by reportable segments:

For the three months ended August 31, 2025

	For The Three Months Ended August 31, 2025
	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	66,878	-	-	66,878
Motor Oil & Auto Parts	-	24,122	-	24,122
Exhaust Gas Cleaners and Others	-	-	5	5
Total Revenue	66,878	24,122	5	91,005

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(16,038)	-	(16,038)
Exhaust Gas Cleaners and Others	-	-	(6)	(6)
Total Cost of Goods Sold	-	(16,038)	(6)	(16,044)

Gross Profit	66,878	8,084	(1)	74,961

Operating Expenses
Selling and Distribution	(31,649)	(11,415)	(2)	(43,066)
General and Administrative	(57,732)	(20,823)	(4)	(78,559)
Total Operating Expenses	(89,381)	(32,238)	(6)	(121,625)

Segment Loss from Operation	(22,503)	(24,154)	(7)	(46,664)
Interest Income	2	-	-	2
Other Expenses	(84)	(30)	-	(114)

Segment Loss Before Income Tax	(22,585)	(24,184)	(7)	(46,776)
Income Tax	-	-	-	-
Segment Loss Attributable to Shareholders	(22,585)	(24,184)	(7)	(46,776)

For the three months ended August 31, 2024

	For The Three Months Ended August 31, 2024
	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	85,018	-	-	85,018
Motor Oil & Auto Parts	-	29,297	-	29,297
Exhaust Gas Cleaners and Others	-	-	67	67
Total Revenue	85,018	29,297	67	114,382

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(18,708)	-	(18,708)
Exhaust Gas Cleaners and Others	-	-	(665)	(665)
Total Cost of Goods Sold	-	(18,708)	(665)	(19,373)

Gross Profit	85,018	10,589	(598)	95,009

Operating Expenses
Selling and Distribution	(41,720)	(14,376)	(33)	(56,129)
General and Administrative	(61,356)	(21,143)	(48)	(82,547)
Total Operating Expenses	(103,076)	(35,519)	(81)	(138,676)

Segment Loss from Operation	(18,058)	(24,930)	(679)	(43,667)
Interest Income	2	-	-	2
Other Expenses	(123)	(42)	-	(165)
Segment Loss Before Income Tax	(18,179)	(24,972)	(679)	(43,830)
Income Tax income	1,682	580	1	2,263
Segment Loss Attributable to Shareholders	(16,497)	(24,392)	(678)	(41,567)

NOTE 19 SHAREHOLDER EQUITY

The Company has authorized 490,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of August 31, 2025 and May 31, 2025, there were 102,270,517 and 102,270,517, respectively, common shares issued and outstanding. There was no new share issued during the period ended August 31 2025.

NOTE 20. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended August 31, 2025 and 2024, the customers who accounted for 10% of total revenue are presented as follows:

	For The Three Months Ended August 31,		For The Three Months Ended August 31,
	2025	2024	2025	2024
	$	$	%	%
Jinan Jieshun Vehicle Service Co., Ltd.	16,424	-	18.0%	-
Suzhou Tongxuan Vehicle Service Co., Ltd.	16,511	-	18.1%	-
Zhengzhou Maozhuo Vehicle Service Co., Ltd.	16,424	-	18.0%	-
Changsha Shengqun Vehicle Service Co., Ltd.	16,424	-	18.0%	-
Total	65,783	-	72.1%	-

(b) Major Suppliers

For the three months ended August 31, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s cost of revenue are presented as follows:

	For The Three Months Ended August 31,		For The Three Months Ended August 31,
	2025	2024	2025	2024
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	10,986	28,688	93.8%	148%
Guangzhou Kangtu Ecological Technology Co., Ltd.	680	-	5.8%	-
Total	11,666	28,688	99.6%	148%

NOTE 21. SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2025 to the date these financial statements were issued and has determined that there is no other matter or circumstance arisen since August 31, 2025, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Report for the period ended August 31, 2025   and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended August 31,		Quarter to Quarter Comparison
	2025	2024	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	91,005	114,382	(23,377)
Cost of Revenue	(16,044)	(19,373)	3,329
Gross Profit	74,961	95,009	(20,048)
Selling and Distribution Expenses	(43,066)	(56,129)	13,063
General and Administrative Expenses	(78,559)	(82,547)	3,988
Loss from Operation	(46,664)	(43,667)	(2,997)
Interest Income	2	2	-
Other Expense	(114)	(165)	51
Loss before Income Taxes	(46,776)	(43,830)	(2,946)
Income Taxes Credit	-	2,263	(2,263)
Loss Attributable to Shareholders	(46,776)	(41,567)	(5,209)

Revenues

For the three months period ended August 31, 2025, we generated total revenue of $91,005 that included brand name administrative fee $66,878, motor oil and auto parts $24,122 and others $5.

	For the Three Months Ended August 31,
	2025	% of Net	2024	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	66,878	73.5%	85,018	74.3%	(18,140)
Motor oil and auto parts	24,122	26.5%	29,297	25.6%	(5,175)
Others	5	0.0%	67	0.1%	(62)
Total	91,005	100%	114,382	100%	(23,377)

Total revenues for three months ended August 31, 2025 were $91,005 compared to $114,382 for the three months ended August 31, 2024, which decreased by $18,140. Due to the slow market activity, brand name administrative fee decreased by $18,140, motor oil and auto parts $5,175 and others $62.

The Company are engaging in trading of motor oil and auto parts to their third-party agents in China. Revenues from services consist of administrative of brand name and training fees. Payments of services are generally received before delivery the services.

Sales of Motor Oil and Auto Parts

Revenues related to sales of motor oil and auto parts are recognized in the consolidated statements of operations and comprehensive income/(loss) at the time when the goods are delivered and the ownership transfer to the customers.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended August 31, 2025 compared to three months ended August 31, 2024.

	For The Three Months Ended August 31,
	2025	2024	Change
	$	$	$
Motor oil and auto parts	16,038	18,708	(2,670)
Others	6	665	(659)
Total	16,044	19,373	(3,329)

Cost of revenue for the three months ended August 31, 2025 were $16,044 compared to $19,373 as of ended August 31, 2024, a decrement of $3,329. Due to the slow market activity, motor oil and auto parts decreased by $2,670 and others $659 respectively.

Gross Profit

Gross profit for the three months ended August 31, 2025 is $74,961 compared to $95,009 as of August 31, 2024, a decrement of $20,048 is mainly due to the decrease of revenue from brand name administrative fee and sales of motor oil and auto parts.

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended August 31, 2025 compared to three months ended August 31, 2024:

	For The Three Months Ended August 31,
	2025	% of Net	2024	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	43,066	47.3%	56,129	49.1%	(13,063)

Selling and Distribution expenses for the three months ended August 31, 2025 were $43,066 compared to $56,129 as of August 31, 2024, a decrease of $13,063 is due to decrease in consultancy fees $10,617, office expenses $2,112, transportation expenses $1,857, entertainment expenses $688, and offset increase in payroll costs $1,486, travelling expenses $582 and others $143.The decrease in selling and distribution expenses is due to slow market activity.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll costs, audit fee, consultancy fee, rental fee and other related expenses.

For three months ended August 31, 2025 compared to three months ended August 31, 2024:

	For The Three Months Ended August 31,
	2025	% of Net	2024	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	78,559	86.3%	82,547	72.2%	(3,988)

G&A expenses for the three months ended August 31, 2025 were $78,559 compared to $82,547 as of August 31, 2024, a decrease of $3,988 was primarily due to the decrease of impairment of development costs $1,588, rental $1,472, travelling expenses $768, payroll costs $703, others $1,131 and offset with increase   in R&D expenses $1,674. The decrease in general and administrative expenses is due to slow market activity.

Taxation

We recorded an income tax of $0 and tax refund $2,263 for the period ended August 31, 2025 and August 31, 2024, respectively.

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

Net Loss

Net loss $46,776 and $41,567 occurred for the three months ended August 31, 2025 and 2024 respectively, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For The Three Months Ended August 31,		Quarter to Quarter
	2025	2024	Comparison
	$	$	$
Cash Flows provided by operating activities	34,787	75,876	(41,089)
Cash Flows used in investing activities	-	(1,617)	1,617
Cash Flows provided by/(used in) financing activities.	3,849	(5,540)	9,389
Effects on change in foreign exchange rate	573	814	(241)
Net Change in cash during period	39,209	69,533	(30,324)

Operating Activities

Cash flow provided by operating activities for the three months ended August 31, 2025 and 2024 is $34,787 and $75,876 respectively, reflecting a decrease of cash flow $41,089. The decrease in net cash provided by operating activities is mainly due to decrease cash flow of accrued liabilities and other payables $123,879, prepayment, deposit and other receivable $11,470, net loss increased by $5,209, amortization of right-use of assets $4,306, impairment of intangible assets $1,588, depreciation $17, offset increased cash flow of advance received $74,961, inventory $18,612, operating lease liabilities $4,906, accounts payable $4,634 and accounts receivable $2,267.

Investing Activities

Cash flow used in investing activities is $0 for the three months ended August 31, 2025, as compared to $1,617 for the three months ended August 31, 2023, reflecting an increase of cash flow $1,617. The increase is due to decrease of investment in development costs $1,617  .

Financing Activities

Cash flow provided by financing activities is $3,849 for the three months ended August 31, 2025, compared to used in financing activities $5,540 for the three months ended August 31, 2024, reflecting an increase of $9,389. The increase in net cash provided by financing activities was mainly due to increase in advance from related party $9,389.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of August 31, 2025 are as follows:

Payments due by period
Operating leases	Total	Less than 1 year	1-3 years	More than 3 years
Total	12,275	12,275	-	-

A provision of $84,151 is provided, where the Company has a business dispute with a customer, and no legal action is taken against us.

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of August 31, 2025.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of period ended August 31, 2025, that our disclosure controls and procedures were not effective.

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

Date: October 20, 2025

	By:	/s/ Lixin Cai
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer

Date: October 20, 2025

