Form 10-Q
period 2025-11-30
CXJ GROUP CO., Ltd
filed 2026-01-15
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 12, 2026
Common Stock, $0.001 par value	102,270,517

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of November 30, 2025 (unaudited) and May 31, 2025 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended November 30, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended and Six Months November 30, 2025 and 2024 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2025 and 2024 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8-40
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 4.	Controls and Procedures	46

PART II	OTHER INFORMATION	47

ITEM 1.	Legal Proceedings	47
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
ITEM 3.	Defaults Upon Senior Securities	47
ITEM 4.	Mine Safety Disclosures	47
ITEM 5.	Other Information	47
ITEM 6.	Exhibits	47
Signatures		48

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2025 and May 31, 2025

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	November 30, 2025	May 31, 2025
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	57,481	10,037
Accounts receivables	3,018	2,972
Prepayments	37,238	37,520
Deposits and other receivables	83,824	82,012
Due from related parties	99,002	82,471
Inventories	57,089	69,291
Total Current Assets	337,652	284,303

NON-CURRENT ASSETS
Property and equipment, net	1,988	2,797
Operating lease right-of-use assets	44,047	13,075
Total Non-current Assets	46,035	15,872

TOTAL ASSETS	383,687	300,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	56,076	68,524
Advanced received	822,926	595,108
Accrued expenses and other payables	759,256	808,784
Due to related party	414,827	369,259
Operating lease liabilities, net of current portion	44,567	13,611
Total Current Liabilities	2,097,652	1,855,286

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	-	-

TOTAL LIABILITIES	2,097,652	1,855,286

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 102,270,517 shares issued and outstanding as of November 30,2025 and May 31, 2025 respectively	102,271	102,271
Additional paid-in capital	5,958,556	5,958,556
Accumulated other comprehensive income	17,787	31,567
Accumulated deficit	(7,792,579)	(7,647,505)
Total CXJ Group Stockholders’ Equity	(1,713,965)	(1,555,111)
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	(1,713,965)	(1,555,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	383,687	300,175

CXJ CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2025

and 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended November 30,		For The Six Months Ended November 30,
	2025	2024	2025	2024
	Unaudited	Unaudited	Unaudited	Unaudited
			$	$
Revenue	65,402	100,875	156,407	215,257

Cost of revenue	(29,899)	(35,433)	(45,943)	(54,806)
Gross profit	35,503	65,442	110,464	160,451

Selling and distribution expenses	(54,957)	(48,624)	(98,023)	(104,753)
General and administrative expenses	(78,781)	(123,570)	(157,340)	(206,117)
Loss from operations	(98,235)	(106,752)	(144,899)	(150,419)

Interest income	1	3	3	5
Other income/(expenses)	(64)	73	(178)	(92)
Loss before income tax	(98,298)	(106,676)	(145,074)	(150,506)

Income tax	-	(37,017)	-	(34,754)
Loss attributable to shareholders	(98,298)	(143,693)	(145,074)	(185,260)
Other comprehensive income/(loss):
- Foreign exchange adjustment (loss)/income	(6,605)	16,496	(13,780)	1,050
Comprehensive loss	(104,903)	(127,197)	(158,854)	(184,210)

Net loss per share - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	102,270,517	101,849,585	102,270,517	101,849,585

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended November 30, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of August 31, 2025	102,270,517	102,271	5,958,556	24,392	(7,694,281)	(1,609,062)
Foreign Exchange Adjustment Loss	-	-	-	(6,605)	-	(6,605)
Net Loss	-	-	-	-	(98,298)	(98,298)
Balance as of November 30, 2025	102,270,517	102,271	5,958,556	17,787	(7,792,579)	(1,713,965)

For The Three Months Ended November 30, 2024

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of August 31, 2024	101,710,517	101,711	5,589,388	21,479	(5,405,047)	307,531
Common Stock Issued	560,000	560	369,168	-	-	369,728
Accumulated Other Comprehensive Income	-	-	-	16,496	-	16,496
Net Loss	-	-	-	-	(143,693)	(143,693)
Balance as of November 30, 2024	102,270,517	102,271	5,958,556	37,975	(5,548,740)	550,062

For The Six Months Ended November 30, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2025	102,270,517	102,271	5,958,556	31,567	(7,647,505)	(1,555,111)
Foreign Exchange Adjustment Loss	-	-	-	(13,780)	-	(13,780)
Net Loss	-	-	-	-	(145,074)	(145,074)
Balance as of November 30, 2025	102,270,517	102,271	5,958,556	17,787	(7,792,579)	(1,713,965)

For The Six Months Ended November 30, 2024

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	364,544
Common Stock Issued	560,000	560	369,168	-	-	369,728
Accumulated Other Comprehensive Income	-	-	-	1,050	-	1,050
Net Loss	-	-	-	-	(185,260)	(185,260)
Balance as of November 30, 2024	102,270,517	102,271	5,958,556	37,975	(5,548,740)	550,062

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2025 and 2024

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For The Six Months Ended November 30,
	2025	2024
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(145,074)	(185,260)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	844	1,112
Amortization of right-of-use assets	31,366	38,667
Impairment of intangible assets	-	1,597
Changes in operating assets and liabilities:
Accounts receivables	-	1,209
Prepayments, deposits and other receivables	325	1,098
Inventories	13,204	(8,152)
Accounts payable	(13,437)	21,762
Advance received	217,344	69,903
Accrued liabilities and other payable	(56,099)	(299,313)
Operating lease liabilities	(32,261)	(40,287)

Net cash provided by/(used in) operating activities	16,212	(397,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(1,592)
Net cash used in investing activities	-	(1,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	369,728
Advances from related parties	30,250	24,735
Net cash provided by financing activities	30,250	394,463
Effect of exchange rate changes on cash and cash equivalents	982	2,624
Net change in cash and cash equivalents	47,444	(2,169)
Cash and cash equivalents, beginning of period	10,037	2,521
CASH AND CASH EQUIVALENTS, END OF PERIOD	57,481	352

CXJ GROUP CO., LIMITED

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 and year ended may 31, 2025

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and liquidation

The condensed consolidated balance Sheets as of November 30, 2025 and May 31, 2025 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the three months and six months ended November 30, 2025 and 2024 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

The Company incurred net loss of $98,298 and $143,693 during the three months ended November 30, 2025 and 2024, respectively. As of November 30, 2025 and May 31, 2025, the Company had an accumulated deficit of $7,792,579 and $7,647,505, respectively. The Company’s net cash inflow provided by operations was $16,212 during the six months ended November 30, 2025.

As of November 30, 2025 and May 31, 2025, the Company had cash and cash equivalents of $57,481 and $10,037 and current liabilities of $2,097,652 and $1,855,286 respectively . The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company has an accumulated deficit of $7,792,579 as of November 30, 2025 and generated a net loss $98,298 during the period three months ended November 30, 2025. Furthermore, the Company recorded a net cash inflow of $16,212 from operating activities during the six months ended November 30, 2025 .

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, current expected credit loss, uncertain tax position, useful lives and impairment of long-lived assets, valuation of intangible assets acquired and impairment of goodwill. Actual results may materially differ from these estimates.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended November 30,
	2025	2024
Period-end RMB: US$1 exchange rate	7.08	7.24
Period-average RMB: US$1 exchange rate	7.12	7.12

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

Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no allowance for doubtful accounts for the period ended November 30, 2025.

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

The Company recognized an impairment loss on intangible assets amounted to nil and $1,597 during the period ended November 30, 2025 and 2024 respectively.

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

We also generate revenue from brand name management and maintenance fees. Revenue from brand name and management fees is to provide brand name “teenage hero car” to our members. Revenue from the maintenance service to the members is recognized at a point in time when services are provided. Revenue from the management service to the customer is recognized as the performance obligation is satisfied over time over the contracting period.

Sales and distribution expenses

Sales and distribution expenses consist of payroll related costs, promotion expenses, transportation costs, conference expenses, office expenses, travelling and entertainment expenses.

General and administrative expenses

General and administrative expenses consist of payroll related costs, consultancy expenses, impairment of goodwill, rental expenses, office expenses, travelling and entertainment expenses.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. As of November 30, 2025 the Company’s WFOE and its VIEs did not make the provision for the statutory reserves.

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

Liquidity risk

For the six months ended November 30, 2025 and 2024, we had cash inflow $16,212 and cash outflow $397,664 from operating activities respectively, accumulated deficit from recurring net losses $98,298 and $143,693 incurred for the three months ended November 30, 2025 and 2024. These conditions raise substantial doubt about our ability to continue as a going concern.

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

2) Major customers

For the three months ended November 30, 2025, the revenue from a customer was more than 10% of total revenue and accounted for $7,457 or 11.4% of total revenue. For the three months ended November 30, 2024, there was no customers who accounted for 10% or more of Company’s revenue nor with significant outstanding receivables

3) Major vendors

A significant amount of the purchase costs is derived from major Vendors. For the three months ended November 30, 2025 and 2024, the Company had a vendor that accounted for $22,372 or 91.2% and $32,149 or 97% of total purchase costs respectively.

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

Recently Issued Accounting Standards

Subsequent to November 30, 2025, in December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its Form 10-Q for the interim period ending February 28, 2028. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

Recently Adopted Accounting Standard Updates:

ASU 2025-02 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 122, which is effective for annual periods beginning after December 15, 2024, and may require full retrospective adoption. This amendment eliminates outdated SEC guidance previously codified under SAB No. 122 and may impact disclosures or recognition related to obligations and liabilities. The Company adopted this ASU, effective for the year ended May 31, 2025.

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

Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit. The Company consolidated its VIE as of November 30, 2025 and May 31, 2025. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	November 30, 2025	May 31, 2025
	$	$
Current assets	437,630	384,703
Noncurrent assets	45,730	13,214
Total assets	483,360	397,917
Total liabilities	1,173,259	977,399
Net liabilities	(689,899)	(579,482)

The VIE’s liabilities consisted of the following as of November 30, 2025 and May 31, 2025:

	November 30, 2025	May 31, 2025
	$	$
Current liabilities
Intercompany balances - Payable	353	348
Account Payable	22,901	34,571
Advanced received	783,379	581,310
Accrued liabilities, other payables and deposits received	322,413	349,969
Operating lease obligations, currents	44,213	11,201
Total current liabilities	1,173,259	977,399
Total noncurrent liabilities
Operating lease obligations, net of current portion	-	-
Total noncurrent liabilities	-	-
Total liabilities	1,173,259	977,399

The operating results of the VIE as of November 30, 2025 and 2024 were as follows:

	For the three months ended November 30,
	2025	2024
	$	$
Revenue	65,402	100,875
Total operating costs and expenses	(140,834)	(144,817)
Loss from operations	(75,432)	(43,942)
Interest income	1	3
Other expenses	(64)	-
Loss before income tax	(75,495)	(43,939)
Income tax expense	-	(240)
Net loss for the period	(75,495)	(44,179)

The cash flows of VIE as of November 30, 2025 and 2024 were as below:

	For the six months ended November 30,
	2025	2024
Cash Flows Used In Operating Activities	52,921	19,630
Cash Flows Provided By Investing Activities	549	807
Cash Flows Used In Financing Activities.	(15,899)	(22,211)
Effects On Change In Foreign Exchange Rate	66	444
Net Change In Cash During The Year	37,637	(1,330)

NOTE 5. ACCOUNTS RECEIVABLE, NET

As of November 30, 2025 and May 31, 2025, there are no allowance for expected credit loss, our accounts receivables are $3,018 and $2,972 respectively.

NOTE 6. PREPAYMENTS

As of November 30, 2025 and May 31, 2025, prepayments are $37,238 and $37,520 respectively.

As of
	November 30, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	37,238	37,520	(282)

Prepayments balance $37,238 consist of advances to suppliers for providing goods and services. As of November 30, 2025 and May 31, 2025, the prepayments balances are $37,238 and $37,520 respectively, as compared that is a decrease of $282, the decrement is mainly due to prepayment to suppliers for goods and services.

NOTE 7. DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following as of November 30, 2025 and May 31, 2025:

	As of
	November 30, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Deposits paid	12,708	13,329	(621)
Other receivables	71,116	68,683	2,433
Total	83,824	82,012	1,812

Deposits balance $12,708 is deposits paid to landlord for renting office and warehouse. Other receivables balance $71,116 is the advances to staff for business conference and function, travelling expenses and office expenses.

As of November 30, 2025 and May 31, 2025, the deposit and other receivables balances are $83,824 and $82,012 respectively, as compared that is an increase of $1,812. The increment is mainly due to decrease in deposit $621 and increase of staff advances $2,433.

NOTE 8. INVENTORY, NET

Inventory consisting principally of product held for sale, is stated at the weighted average cost and net realizable value. As of November 30, 2025 and May 31, 2025, the inventory consists of following:

As of
	November 30, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Inventory, net	57,089	69,291	(12,202)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Property, plant and equipment consisted of the following:

	As of
	November 30, 2025	May 31, 2025	Increase/ (Decrease)
	$	$	$
Property, Plant and Equipment	9,071	9,071	-
Less: Accumulated depreciation	(7,023)	(6,179)	(844)
Foreign translation difference	(60)	(95)	35
Total	1,988	2,797	(809)

NOTE 10. INTANGIBLE ASSETS

The intangible assets consist of costs incurred to develop the software and purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalization of purchased patents.

The intangible assets are impaired due to no projected undiscounted cash flow in future. The intangible assets are fully impaired during the year ended May 31, 2024, therefore there are neither amortization nor impairment of intangible assets as of August 31, 2025 and May 31, 2025. The impairment loss incurred during the period ended November 30, 2025 and 2024 is $0 and $1,597 respectively.

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

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted in full impairment of $1,742,577 in the fourth quarter of 2025. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2025 in the accompanying Consolidated Statements of Operations. As at May 31, 2025, the goodwill have been fully impaired.

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

The goodwill value $4,763,015 was recognized on the acquisition. The impairment loss on goodwill of $1,742,577 and $1,049,984, were recognized during the year ended May 31, 2025 and 2024 respectively. There were no impairment loss on goodwill recognized during the three months period ended November 30, 2025 and 2024 respectively. As of November 30, 2025, the goodwill have been fully impaired.

The summary of impairment loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561
Impaired goodwill written off - May 31, 2024	(1,049,984)
Goodwill as of May 31, 2024	1,742,577
Impaired goodwill written off - May 31, 2025	(1,742,577)
Goodwill as of May 31, 2025	-

NOTE 12. ACCOUNTS PAYABLE

Accounts payable consists of the following:

As of
	November 30, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	56,076	68,524	(12,448)

The account payable balance of $56,076 includes payable to vendors for motor oil and auto parts.

NOTE 13. ADVANCE RECEIVED

Advance received consists of the following:

As of
	November 30, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advance Received	822,926	595,108	227,818

Advance received balance $822,926 consists of advances from customer for brand name management fees $81,770 and providing of goods and services $741,156.

As of November 30, 2025 and May 31, 2025, the advance received are $822,926 and $595,108 respectively, as compared that is an increase of $227,818. The increment is mainly due to increase in advanced received goods and services $315,811 and offset with decrease of brand name management fee $87,993.

NOTE 14. ACCRUED EXPENSES, DEPOSITS RECEIVED AND OTHER PAYABLES

Accrued expenses, deposit received and other payable consist of the following:

	As of
	November 30, 2025	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accrued Expenses	578,388	626,573	(48,185)
Deposit Received	68,503	67,455	1,048
Other Payable	112,365	114,756	(2,391)
Total	759,256	808,784	(49,528)

Accrued expenses balance $578,388 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $68,503 is the warranty for usage of brand name. Other payable balance $112,365 includes the provision $84,746 for business dispute with a customer in the year 2020, short term borrowing from third party $19,144 and $8,475 is the refundable intention fees.

As of November 30, 2025 and May 31, 2025, the accrued expenses, deposit received and other payable balances are $759,256 and $808,784 respectively, as compared that is a decrease of $49,528. The decrement is mainly due to decrease in accrued expenses $48,185, other payable $2,391 and offset increase in deposits received $1,048.

NOTE 15. RELATED PARTY TRANSACTIONS

Amounts due from related parties as of November 30, 2025 and May 31, 2025 are as follows:

Amounts due from related parties

		As of
	Relationship	November 30, 2025	May 31, 2025
	with the Company	(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	98,702	82,171
Total		99,002	82,471

As of November 30, 2025, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $98,702 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to related parties

		As of
	Relationship	November 30, 2025	May 31, 2025
	with the Company	(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	405,081	359,662
Rudong Shi	Director	9,746	9,597
Total		414,827	369,259

As of November 30, 2025 Cuiyao Luo advanced $405,081and Rudong Shi advanced $9,746 respectively to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Business transactions with related parties

As of November 30, 2025 and 2024, the Company has business transactions with minority shareholders, below are the detail:

Name of Related Parties	Relationship with the Company	Nature of Revenue	As of November 30, 2025	As of November 30, 2024
			$	$
Jinan Jieshun Vehicle Service Co., Ltd.and Jinan Jiehuiya Vehicle Service Co., Ltd.(1)	Controlled by ShenJie Guo, who owing 0.015% of Company equity	Brand name management fee	21,945	3,267
Suzhou Tongxuan Vehicle Service Co., Ltd. (2)	Controlled by GenRong Zhang, who owing 0.015% of Company equity	Brand name management fee	16,511	-
Zhenzhou Maozuo Vehicle Service Co., Ltd. (3)	Controlled by WenZhen Guo, who owing 0.015% of Company equity	Brand name management fee	21,945	-
Changsha Shengqun Vehicle Service Co., Ltd.and Shaoyang Hengchao Vehicle Co., Ltd.(4)	Controlled by Zhongxin Lei, who owing 0.176% of Company equity	Brand name management fee	21,945	-

(1)	The original contract value is $96,953 or RMB700,000, consist of three contracts and contract term is one year. The contract periods are (a) Contract value RMB100,000, from May 2023 to May 2024; (b) Contract value RMB100,000, from August 2023 to August 2024 and (c) Contract value RMB500,000, from September 2024 to September 2025.
(2)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from August 2024 to August 2025.
(3)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from September 2024 to September 2025.
(4)	The original contract value is $83,102 or RMB600,000, consist of two contracts and contract term is one year. The contract periods are (a) Contract value RMB500,000, from September 2024 to September 2025 and (b) Contract value RMB100,000, from September 2023 to September 2024.

NOTE 16. OPERATING LEASE

The Company has operating leases for its office facilities and warehouse. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of November 30, 2025 and May 31, 2025:

Assets/liabilities	Classification	November 30, 2025 $	May 31, 2025 $
Assets
Operating lease right-of-use assets	Operating lease assets	44,047	13,075

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	44,567	13,611

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	-	-

Total lease liabilities		44,567	13,611

The operating lease expense for the six months ended November 30, 2025 and 2024 were as follows:

		As of November 30,
Lease cost	Classification	2025	2024
		$	$
Operating lease cost	General and administrative Expenses	32,261	40,326

Maturities of operating lease liabilities as of November 30, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	32,319
2027	13,093
2028	-
Total lease payments	45,412
Less: interest	(845)
Present value of lease payments	44,567

Maturities of operating lease liabilities as of May 31, 2025, were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	13,707
2027
2028	-
Total lease payments	13,707
Less: interest	(96)
Present value of lease payments	13,611

Supplemental information related to operating leases was as follows:

	For The Three Months Ended November 30,
	2025	2024
	$	$
Cash paid for amounts included in the measurement of lease liabilities	16,028	18,540
New operating lease assets obtained in exchange for operating lease liabilities	48,324	-
Weighted average remaining lease term	0.71 year	0.71 year
Weighted average discount rate	4.75%	4.75%

Amortization expense was $31,366 and $38,667 for the six months ended November 30, 2025 and 2024, respectively.

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the period ended November 30, 2025 and 2024, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended November 30, 2025 and 2024, respectively:

	For The Three Months Ended November 30,
	2025	2024
	%	%
PRC statutory rate	25	25
Net operating losses for which no deferred tax assets was recognized	(25)	(25)
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5	16.5
Effective income tax rate	16.5	16.5

Income tax expense for the three months and six months ended November 30, 2025 and 2024, respectively are as follows:

	For The Three Months Ended November 30,
	2025	2024
	$	$
Current	-	-
Deferred	-	37,017
Income tax expense	-	37,017

	For The Six Months Ended November 30,
	2025	2024
	$	$
Current	-	(2,263)
Deferred	-	37,017
Income tax expense	-	34,754

That is no income tax for the three months ended November 30, 2025 and income tax expense $37,017 for the three months ended November 30, 2024. Income tax credit $2,263 included income tax refund $3,475 from previous year and tax expenses $1,212 for the period ended August 31, 2025.

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

Currently, the Company has three reportable business segments:

(1)	Brand Name Management Fees and Services, mainly provided brand name “Chejiangling/Teenage Hero Car” to the customers. Customers are authorized to operate their workshop under the brand name of “Chejiangling/Teenage Hero Car”.
(2)	Motor Oil and Auto Parts, mainly provided motor oil products and spare parts to the customers.
(3)	Exhaust Gas Cleaner and Other, mainly provided exhaust gas cleaner products to the customers.

In the following table, revenue is disaggregated by reportable segments:

For the three months ended November 30, 2025

	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	17,667	-	-	17,667
Motor Oil & Auto Parts	-	47,715	-	47,715
Exhaust Gas Cleaners and Others	-	-	20	20
Total Revenue	17,667	47,715	20	65,402

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(29,889)	-	(29,889)
Exhaust Gas Cleaners and Others	-	-	(10)	(10)
Total Cost of Goods Sold	-	(29,889)	(10)	(29,899)

Gross Profit	17,667	17,826	10	35,503

Operating Expenses
Selling and Distribution	(14,845)	(40,095)	(17)	(54,957)
General and Administrative	(21,281)	(57,476)	(24)	(78,781)
Total Operating Expenses	(36,126)	(97,571)	(41)	(133,738)

Segment Loss from Operation	(18,459)	(79,745)	(31)	(98,235)
Interest Income	-	1	-	1
Other Expenses	(17)	(47)	-	(64)

Segment Loss Before Income Tax	(18,476)	(79,791)	(31)	(98,298)
Income Tax	-	-	-	-
Segment Loss Attributable to Shareholders	(18,476)	(79,791)	(31)	(98,298)

For the three months ended November 30, 2024

	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	41,053	-	-	41,053
Motor Oil & Auto Parts	-	59,746	-	59,746
Exhaust Gas Cleaners and Others	-	-	76	76
Total Revenue	41,053	59,746	76	100,875

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(35,402)	-	(35,402)
Exhaust Gas Cleaners and Others	-	-	(31)	(31)
Total Cost of Goods Sold	-	(35,402)	(31)	(35,433)

Gross Profit	41,053	24,344	45	65,442

Operating Expenses
Selling and Distribution	(19,788)	(28,799)	(37)	(48,624)
General and Administrative	(50,289)	(73,188)	(93)	(123,570)
Total Operating Expenses	(70,077)	(101,987)	(130)	(172,194)

Segment Loss from Operation	(29,024)	(77,643)	(85)	(106,752)
Interest Income	1	2	-	3
Other Expenses	30	43	-	73
Segment Loss Before Income Tax	(28,993)	(77,598)	(85)	(106,676)
Income Tax income	(15,065)	(21,924)	(28)	(37,017)
Segment Loss Attributable to Shareholders	(44,058)	(99,522)	(113)	(143,693)

NOTE 19 SHAREHOLDER EQUITY

The Company has authorized 490,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of November 30, 2025 and May 31, 2025, there were 102,270,517 and 102,270,517, respectively, common shares issued and outstanding. There was no new share issued during the period ended November 30, 2025.

NOTE 20. CONCENTRATION OF RISK

(a) Major Customers

For the three months and six months ended November 30, 2025 and 2024, the customers who accounted for 10% of total revenue are presented as follows:

	For The Three Months Ended November 30,		For The Three Months Ended November 30,
	2025	2024	2025	2024
	$	$	%	%
Henan Province Nanyang City Wolong District Beijing Avenue Chain Center	7,457	-	11.4%	-
Total	7,457	-	11.4%	-

	For The Six Months Ended November 30,		For The Six Months Ended November 30,
	2025	2024	2025	2024
	$	$	%	%
Jinan Jieshun Vehicle Service Co., Ltd.	21,945	11,042	14%	5.1%
Suzhou Tongxuan Vehicle Service Co., Ltd.	16,511	-	10.6%	-
Zhengzhou Maozhuo Vehicle Service Co., Ltd.	16,424	-	10.5%	-
Changsha Shengqun Vehicle Service Co., Ltd.	16,424	-	10.5%	-
Total	71,304	11,042	45.6%	5.1%

(b) Major Suppliers

For the three months and six months ended November 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s total purchase costs are presented as follows:

	For The Three Months Ended November 30,		For The Three Months Ended November 30,
	2025	2024	2025	2024
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	22,372	30,427	91.2%	92.2%
Total	22,372	30,427	91.2%	92.2%

	For The Six Months Ended November 30,		For The Six Months Ended November 30,
	2025	2024	2025	2024
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	29,873	60,817	91.2%	58%
Total	29,873	60,817	91.2%	58%

NOTE 21. SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2025 to the date these financial statements were issued and has determined that there is no other matter or circumstance arisen since November 30, 2025, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Report for the period ended November 30, 2025 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended November 30,		Quarter to Quarter Comparison
	2025	2024	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	65,402	100,875	(35,473)
Cost of Revenue	(29,899)	(35,433)	5,534
Gross Profit	35,503	65,442	(29,939)
Selling and Distribution Expenses	(54,957)	(48,624)	(6,333)
General and Administrative Expenses	(78,781)	(123,570)	44,789
Loss from Operation	(98,235)	(106,752)	8,517
Interest Income	1	3	(2)
Other Expense	(64)	73	(137)
Loss before Income Taxes	(98,298)	(106,676)	8,378
Income Taxes	-	(37,017)	37,017
Loss Attributable to Shareholders	(98,298)	(143,693)	45,395

Revenues

For the three months period ended November 30, 2025, we generated total revenue of $65,402 that included brand name administrative fee $17,667, motor oil and auto parts $47,715 and others $20.

	For the Three Months Ended November 30,
	2025	% of Net	2024	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	17,667	27.0%	41,053	74.3%	(23,386)
Motor oil and auto parts	47,715	73.0%	59,746	25.6%	(12,031)
Others	20	0.0%	76	0.1%	(56)
Total	65,402	100%	100,875	100%	(35,473)

Total revenues for three months ended November 30, 2025 were $65,402 compared to $100,875 for the three months ended November 30, 2024, which decreased by $35,473. Due to the slow market activity, brand name administrative fee decreased by $23,386, motor oil and auto parts $12,031 and others $56.

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

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended November 30, 2025 compared to three months ended November 30, 2024.

	For the Three Months Ended November 30,
	2025	2024	Change
	$	$	$
Motor oil and auto parts	29,889	35,402	(5,513)
Others	10	31	(21)
Total	29,899	35,433	(5,534)

Cost of revenue for the three months ended November 30, 2025 were $29,899 compared to $35,433 as of ended November 30, 2024, a decrement of $5,534. Due to the slow market activity, motor oil and auto parts decreased by $5,513 and others $21 respectively.

Gross Profit

Gross profit for the three months ended November 30, 2025 is $35,503 compared to $65,442 as of November 30, 2024, a decrement of $29,939 is mainly due to the decrease of revenue from brand name administrative fee and sales of motor oil and auto parts.

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended November 30, 2025 compared to three months ended November 30, 2024:

	For the Three Months Ended November 30,
	2025	% of Net	2024	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	54,957	84.0%	48,624	48.2%	6,333

Selling and Distribution expenses for the three months ended November 30, 2025 were $54,957 compared to $48,624 as of November 30, 2024, an increase of $6,333 is due to increase in payroll costs $9,306, entertainment expenses $786, and offset decrease in consultancy fees $1,759, transportation $916, office expenses $543, travelling expenses $238, and others $303.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll costs, audit fee, consultancy fee, rental fee and other related expenses.

For three months ended November 30, 2025 compared to three months ended November 30, 2024:

	For the Three Months Ended November 30,
	2025	% of Net	2024	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	78,781	120.5%	123,570	122.5%	(44,789)

G&A expenses for the three months ended November 30, 2025 were $78,781 compared to $123,570 as of November 30, 2024, a decrease of $44,789 was primarily due to the decrease of consultancy fees $33,574, rental $3,665, travelling expenses $3,218, payroll costs $2,788, others $9,348 and offset with increase in office expenses $7,804.

Taxation

We recorded an income tax of $0 and tax expense $37,017 for the period ended November 30, 2025 and 2024, respectively.

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

Net Loss

Net loss $98,298 and $143,693 occurred for the three months ended November 30, 2025 and 2024 respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since commencing operations, our primary uses of cash have been to finance working capital needs for have financed these requirements primarily from cash generated from operations and related party advances.

Our business is subject to financial risks including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For The Six Months Ended November 30,		Quarter to Quarter
	2025	2024	Comparison
	$	$	$
Cash Flows provided by/(used in) operating activities	16,212	(397,664)	413,876
Cash Flows used in investing activities	-	(1,592)	1,592
Cash Flows provided by financing activities.	30,250	394,463	(364,213)
Effects on change in foreign exchange rate	982	2,624	(1,642)
Net Change in cash during period	47,444	(2,169)	49,613

Operating Activities

Cash flow provided by operating activities is $16,212 for the six months ended November 30, 2025, as compared to cash flow used in operating activities $397,664 for the six months ended November 30, 2024, reflecting an increase of cash flow $413,876. The increase is due to net loss decreased by $40,186, increased of accrued liabilities and other payables $243,214, advance received $147,441, inventory $21,356, operating lease liabilities $8,026 and offset cash outflow of accounts payable $35,199, amortization of right-use of assets $7,301, impairment of intangible assets $1,597, accounts receivable $1,209, prepayment, deposit and other receivable $773 and depreciation $268.

Investing Activities

Cash flow used in investing activities is $0 for the six months ended November 30, 2025 as compared to $1,592 for the six months ended November 30, 2024, reflecting an increase of cash flow $1592. The increase is due to no investment in development costs incurred in the six months ended November 30, 2025.

Financing Activities

Cash flow provided by financing activities is $30,250 and $394,463 for the six months ended November 30, 2025 and 2024 respectively, reflecting a decrease of cash flow $364,213. The decrease in net cash provided by financing activities was mainly due to decrease in proceeds from share issuance $369,728 and offset increase in cash flow $5,515.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of November 30, 2025 are as follows:

Payments due by period
Operating leases	Total	Less than 1 year	1-3 years	More than 3 years
Total	44,567	44,567	-	-

A provision of $84,746 is provided, where the Company has a business dispute with a customer, and no legal action is taken against us.

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of November 30, 2025.

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

ITEM 4 Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of period ended November 30, 2025, that our disclosure controls and procedures were not effective.

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

CXJ Group Co., Ltd.
(Name of Registrant)

Date:	January 15, 2026

		By:	/s/ Lixin Cai
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ Cuiyao Luo
		Title:	Chief Financial Officer

Date:	January 15, 2026

