Form 10-Q
period 2026-02-28
CXJ GROUP CO., Ltd
filed 2026-04-10
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2026
Common Stock, $0.001 par value	102,270,517

CXJ GROUP CO LIMITED.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets as of February 28, 2026 (unaudited) and May 31, 2025 (audited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended February 28, 2026 and 2025 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended and Nine Months February 28, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2026 and 2025 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8-40
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 4.	Controls and Procedures	46

PART II	OTHER INFORMATION	47

ITEM 1.	Legal Proceedings	47
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
ITEM 3.	Defaults Upon Senior Securities	47
ITEM 4.	Mine Safety Disclosures	47
ITEM 5.	Other Information	47
ITEM 6.	Exhibits	47
Signatures		48

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

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2026 and May 31, 2025

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	February 28, 2026	May 31, 2025
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	144,747	10,037
Accounts receivables	3,114	2,972
Prepayments	12,869	37,520
Deposits and other receivables	83,305	82,012
Due from related parties	103,625	82,471
Inventories	66,197	69,291
Total Current Assets	413,857	284,303

NON-CURRENT ASSETS
Property and equipment, net	1,748	2,797
Operating lease right-of-use assets	32,629	13,075
Total Non-current Assets	34,377	15,872

TOTAL ASSETS	448,234	300,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	60,931	68,524
Advanced received	1,097,429	595,108
Accrued expenses and other payables	711,941	808,784
Due to related party	390,149	369,259
Operating lease liabilities, net of current portion	17,410	13,611
Total Current Liabilities	2,277,860	1,855,286

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	15,938	-

TOTAL LIABILITIES	2,293,798	1,855,286

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 102,270,517 shares issued and outstanding as of February 28, 2026 and May 31, 2025 respectively	102,271	102,271
Additional paid-in capital	5,958,556	5,958,556
Accumulated other comprehensive income	(14,598)	31,567
Accumulated deficit	(7,891,793)	(7,647,505)
Total CXJ Group Stockholders’ Equity	(1,845,564)	(1,555,111)
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	(1,845,564)	(1,555,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	448,234	300,175

CXJ CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2026

and 2025

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

	For The Three Months Ended February 28,		For The Nine Months Ended February 28,
	2026	2025	2026	2025
	Unaudited	Unaudited	Unaudited	Unaudited
	$	$	$	$
Revenue	145,267	64,541	301,674	279,798

Cost of revenue	(75,124)	(2,443)	(121,067)	(57,249)
Gross profit	70,143	62,098	180,607	222,549

Selling and distribution expenses	(94,459)	(46,766)	(192,482)	(151,519)
General and administrative expenses	(74,900)	(79,983)	(232,240)	(286,100)
Loss from operations	(99,216)	(64,651)	(244,115)	(215,070)

Interest income	2	2	5	7
Other income/(expenses)	-	11	(178)	(81)
Loss before income tax	(99,214)	(64,638)	(244,288)	(215,144)

Income tax	-	-	-	(34,754)
Loss attributable to shareholders	(99,214)	(64,638)	(244,288)	(249,898)
Other comprehensive income/(loss):
- Foreign exchange adjustment (loss)/income	(32,385)	4,347	(46,165)	5,397
Comprehensive loss	(131,599)	(60,291)	(290,453)	(244,501)

Net loss per share - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	102,270,517	101,987,668	102,270,517	101,987,668

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

For The Three Months Ended February 28, 2026

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of November 30, 2025	102,270,517	102,271	5,958,556	17,787	(7,792,579)	(1,713,965)
Foreign Exchange Adjustment Loss	-	-	-	(32,385)	-	(32,385)
Net Loss	-	-	-	-	(99,214)	(99,214)
Balance as of February 28, 2026	102,270,517	102,271	5,958,556	(14,598)	(7,891,793)	(1,845,564)

For The Three Months Ended February 28, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of November 30, 2024	102,270,517	102,271	5,958,556	37,975	(5,548,740)	550,062
Common Stock Issued	-	-	-	-	-	-
Accumulated Other Comprehensive Income	-	-	-	4,347	-	4,347
Net Loss	-	-	-	-	(64,638)	(64,638)
Balance as of Februay 28, 2025	102,270,517	102,271	5,958,556	42,322	(5,613,378)	489,771

For The Nine Months Ended February 28, 2026

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2025	102,270,517	102,271	5,958,556	31,567	(7,647,505)	(1,555,111)
Foreign Exchange Adjustment Loss	-	-	-	(46,165)	-	(46,165)
Net Loss	-	-	-	-	(244,288)	(244,288)
Balance as of February 28, 2026	102,270,517	102,271	5,958,556	(14,598)	(7,891,793)	(1,845,564)

For The Nine Months Ended February 28, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	364,544
Common Stock Issued	560,000	560	369,168	-	-	369,728
Accumulated Other Comprehensive Income	-	-	-	5,397	-	5,397
Net Loss	-	-	-	-	(249,898)	(249,898)
Balance as of February 28, 2025	102,270,517	102,271	5,958,556	42,322	(5,613,378)	489,771

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 and 2025

(Currency Expressed In United States Dollars (“US$”), Except For Number Of Shares)

(Unaudited)

	For The Nine Months Ended February 28,
	2026	2025
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(244,288)	(249,898)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,142	1,643
Amortization of right-of-use assets	48,019	56,829
Impairment of intangible assets	-	3,180
Income tax refund	-	3,475
Changes in operating assets and liabilities:
Accounts receivables	-	1,209
Prepayments	26,001	9,312
Deposits and other receivables	2,607	1,573
Inventories	6,316	(2,033)
Accounts payable	(10,702)	21,642
Advance received	465,550	75,206
Accrued liabilities and other payable	(115,433)	(258,755)
Operating lease liabilities	(49,410)	(59,167)

Net cash provided by/(used in) operating activities	129,802	(395,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(3,175)
Net cash used in investing activities	-	(3,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	369,728
Advances from related parties	3,524	24,856
Net cash provided by financing activities	3,524	394,584
Effect of exchange rate changes on cash and cash equivalents	1,384	4,218
Net change in cash and cash equivalents	134,710	(157)
Cash and cash equivalents, beginning of period	10,037	2,521
CASH AND CASH EQUIVALENTS, END OF PERIOD	144,747	2,364

CXJ GROUP CO., LIMITED

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 and year ended may 31, 2025

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

Furthermore, if future laws, administrative regulations, or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operation

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and liquidation

The condensed consolidated balance Sheets as of February 28, 2026 and May 31, 2025 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the three months and nine months ended February 28, 2026 and 2025 have been prepared by the Company is in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

The Company incurred net loss of $99,214 and $64,638 during the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026 and May 31, 2025, the Company had an accumulated deficit of $7,891,793 and $7,647,505, respectively. The Company’s net cash inflow provided by operations was $129,802 during the nine months ended February 28, 2026.

As of February 28, 2026 and May 31, 2025, the Company had cash and cash equivalents of $144,747 and $10,037 and current liabilities of $2,293,798 and $1,855,286 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company has an accumulated deficit of $7,891,793 as of February 28, 2026 and generated a net loss $99,214 during the period three months ended February 28, 2026. Furthermore, the Company recorded a net cash inflow of $129,802 from operating activities during the nine months ended February 28, 2026.

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

To comply with PRC laws and regulations, the Company provides trading of motor oil, auto parts, exhaust gas cleaners and brand name management services in China via its VIE, which hold critical operating licenses that enable the Company to do business in China. Substantially all of the Company’s revenues, costs and net loss in China are directly or indirectly generated through this VIE. The Company has signed various agreements with its VIE and legal shareholders of the VIE to allow the transfer of economic benefits from the VIE to the Company and to direct the activities of the VIE.

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

Risks in relation to the VIE structure

The Company is incorporated in the State of Nevada, USA. As a holding company with no material operations, the Company conducts its operations in China through the variable interest entities, SZ CXJ and its subsidiaries. The Company receives the economic benefits of SZ CXJ and its subsidiaries’ business operation through a series of contractual arrangements, or the VIE Agreements, which have not been tested in court. As a result of the Company’s indirect ownership in the HZ CXJ and the VIE Agreements, the Company is regarded as the primary beneficiary of its VIE. The VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. The Company relies on contractual arrangements with the VIE and its subsidiaries in China for the business operation companies, and that investors may never directly hold equity interests in the Chinese operating entities, which may not be as effective in providing operational control or enabling the Company to derive economic benefits as through ownership of controlling equity interests, and the VIE’s shareholders may fail to perform their obligations under the contractual arrangements. If the PRC government deems that the VIE Agreements in relation to the VIE do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, the Company may have difficulty in enforcing any rights the Company may have under the VIE Agreements in PRC and the Company could be subject to severe penalties or be forced to relinquish the Company’s interests in those operations.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, current expected credit loss and uncertain tax position. Actual results may materially differ from these estimates.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	For The Three Month Ended February 28,
	2026	2025
Period-end RMB: US$1 exchange rate	6.86	7.28
Period-average RMB: US$1 exchange rate	6.98	7.28

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

Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no allowance for doubtful accounts for the period ended February 28, 2026.

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

The Company recognized an impairment loss on intangible assets amounted to nil and $3,180 during the period ended February 28, 2026 and 2025 respectively.

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

Advance received

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

Advance received is the amount the Company received in advance from the customer for their orders placed with us. The advance received will be recognized as revenue when the goods and services has been delivered to customers. The advance received are increased by $502,321 mainly due to introduction of new product “Lanxiaolan Fuel Additive Cleaner”, please refer to Note 13 Advance Received for details.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. As of February 28, 2026 the Company’s WFOE and its VIEs did not make the provision for the statutory reserves.

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

Liquidity risk

For the nine months ended February 28, 2026 and 2025, we had cash inflow $129,802 and cash outflow $395,784 from operating activities respectively, accumulated deficit from recurring net losses $99,214 and $64,638 incurred for the three months ended February 28, 2026 and 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

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

2) Major customers

For the three months ended February 28, 2026, there were no customers who accounted for more than 10% of total revenue. For the three months ended February 28, 2025, the revenue from two customers was more than 10% of total revenue, and accounted for $16,198 or 25.1% and $32,397 or 50.2% of total revenue and did not have any significant outstanding receivables.

3) Major vendors

For the three months ended February 28, 2026, the Company had a vendor that accounted for $79,227 or 96.6% of total purchase costs. For the three months ended February 28, 2025, there were no vendors who accounted for more than 10% of total purchase costs.

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

Recently Issued Accounting Standards

Subsequent to February 28, 2026, in December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its Form 10-Q for the interim period ending February 28, 2028. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit. The Company consolidated its VIE as of February 28, 2026 and May 31, 2025. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	February 28, 2026	May 31, 2025
	$	$
Current assets	528,877	384,703
Noncurrent assets	31,171	13,214
Total assets	560,048	397,917
Total liabilities	1,379,413	977,399
Net liabilities	(819,365)	(579,482)

The VIE’s liabilities consisted of the following as of February 28, 2026 and May 31, 2025:

	February 28, 2026	May 31, 2025
	$	$
Current liabilities
Intercompany balances - Payable	364	348
Account Payable	25,345	34,571
Advanced received	1,097,429	581,310
Accrued liabilities, other payables and deposits received	226,521	349,969
Operating lease obligations, currents	29,754	11,201
Total current liabilities	1,379,413	977,399

Total liabilities	1,379,413	977,399

The operating results of the VIE for the three months ended February 28, 2026 and 2025 were as follows:

	For The Three Months Ended February 28,
	2026	2025
	$	$
Revenue	111,482	64,541
Total operating costs and expenses	(216,978)	(110,904)
Loss from operations	(105,496)	(46,363)
Interest income	1	2
Other expenses	-	-
Loss before income tax	(105,495)	(46,361)
Income tax expense	-	-
Net loss for the period	(105,495)	(46,361)

The cash flows of VIE for the nine months ended February 28, 2026 and 2025 were as below:

	For The Nine Months Ended February 28,
	2026	2025
Cash Flows Used In Operating Activities	143,823	(254)
Cash Flows Provided By/(Used In) Investing Activities	705	1,187
Cash Flows (Used In)/Provided By Financing Activities.	(18,510)	(1,374)
Effects On Change In Foreign Exchange Rate	138	1,134
Net Change In Cash During The Year	126,156	693

NOTE 5. ACCOUNTS RECEIVABLE, NET

As of February 28, 2026 and May 31, 2025, there are no allowance for expected credit loss, our accounts receivables are $3,114 and $2,972 respectively.

NOTE 6. PREPAYMENTS

As of February 28, 2026 and May 31, 2025, prepayments are $12,869 and $37,520 respectively.

As of
	February 28, 2026	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	12,869	37,520	(24,651)

Prepayments balance $12,869 consist of advances to suppliers for providing goods and services. As of February 28, 2026 and May 31, 2025, the prepayments balances are $12,869 and $37,520 respectively, as compared that is a decrease of $24,651, the decrement is mainly due to prepayment to suppliers for goods and services.

NOTE 7. DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following as of February 28, 2026 and May 31, 2025:

	As of
	February 28, 2026	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Deposits paid	13,116	13,329	(213)
Other receivables	70,189	68,683	1,506
Total	83,305	82,012	1,293

Deposits balance $13,116 is deposits paid to landlord for renting office and warehouse. Other receivables balance $70,189 is the advances to staff for business conference and function, travelling expenses and office expenses.

As of February 28, 2026 and May 31, 2025, the deposit and other receivables balances are $83,305 and $82,012 respectively, as compared that is an increase of $1,293. The increment is mainly due to decrease in deposit $213 and increase of staff advances $1,506.

NOTE 8. INVENTORY, NET

Inventory consisting principally of product held for sale, is stated at the weighted average cost and net realizable value. As of February 28, 2026 and May 31, 2025, the inventory consists of following:

As of
	February 28, 2026	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Inventory, net	66,197	69,291	(3,094)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Property, plant and equipment consisted of the following:

	As of
	February 28, 2026	May 31, 2025	Increase/ (Decrease)
	$	$	$
Property, Plant and Equipment	9,071	9,071	-
Less: Accumulated depreciation	(7,321)	(6,179)	(1,142)
Foreign translation difference	(2)	(95)	93
Total	1,748	2,797	(1,049)

NOTE 10. INTANGIBLE ASSETS

The intangible assets consist of costs incurred to develop the software and purchased patents for business operations. In October 2022, Lixin Cai increased the share capital of HZ CXJ to $1,406,470 (or RMB10,000,000) by capitalization of purchased patents.

The intangible assets are impaired due to no projected undiscounted cash flow in future. The intangible assets are fully impaired during the year ended May 31, 2024, therefore there are neither amortization nor impairment of intangible assets as of February 28, 2026 and May 31, 2025. The impairment loss incurred during the period ended February 28, 2026 and 2025 is $0 and $3,180

NOTE 11. BUSINESS COMBINATION AND GOODWILL

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

The goodwill value $4,763,015 was recognized on the acquisition. The impairment loss on goodwill of $1,742,577 and $1,049,984, were recognized during the year ended May 31, 2025 and 2024 respectively. There were no impairment loss on goodwill recognized during the three months period ended February 28, 2026 and 2025 respectively. As of May 31, 2025, the goodwill have been fully impaired.

The summary of impairment loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561
Impaired goodwill written off - May 31, 2024	(1,049,984)
Goodwill as of May 31, 2024	1,742,577
Impaired goodwill written off - May 31, 2025	(1,742,577)
Goodwill as of May 31, 2025	-

NOTE 12. ACCOUNTS PAYABLE

Accounts payable consists of the following:

As of
	February 28, 2026	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	60,931	68,524	(7,593)

The account payable balance of $60,931 includes payable to vendors for motor oil and auto parts.

NOTE 13. ADVANCE RECEIVED

Advance received consists of the following:

As of
	February 28, 2026	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Advance Received	1,097,429	595,108	502,321

Advance received balance $1,097,429 consists of advances from customer for brand name management fees $83,177 and providing of goods and services $1,014,252.

As of February 28, 2026 and May 31, 2025, the advance received are $1,097,429 and $595,108 respectively, as compared that is an increase of $502,321. The increment is mainly due to increase in advanced received goods and services $588,907 and offset with decrease of brand name management fee $86,586.

The increment of advanced received goods and serviced $588,907 is mainly due to Company introduction of new product “Lanxiaolan Fuel Additive Cleaner”.

NOTE 14. ACCRUED EXPENSES, DEPOSITS RECEIVED AND OTHER PAYABLES

Accrued expenses, deposit received and other payable consist of the following:

	As of
	February 28, 2026	May 31, 2025	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accrued Expenses	452,522	626,573	(174,051)
Deposit Received	70,700	67,455	3,245
Other Payable	188,719	114,756	73,963
Total	711,941	808,784	(96,843)

Accrued expenses balance $452,522 consists payroll related costs, legal fee, audit fee and VAT payable. Deposit received balance $70,700 is the warranty for usage of brand name. Other payable balance $188,719 includes the provision $87,464 for business dispute with a customer in the year 2020, short term borrowing from third party $92,509 and $8,746 is the refundable intention fees.

As of February 28, 2026 and May 31, 2025, the accrued expenses, deposit received and other payable balances are $711,941 and $808,784 respectively, as compared that is a decrease of $96,843. The decrement is mainly due to decrease in accrued expenses $174,051, offset increase in deposits received $3,245 and other payable $73,963.

NOTE 15. RELATED PARTY TRANSACTIONS

Amounts due from related parties as of February 28, 2026 and May 31, 2025 are as follows:

Amounts due from related parties

		As of
	Relationship with the Company	February 28, 2026	May 31, 2025
		(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	103,325	82,171
Total		103,625	82,471

As of February 28, 2026, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $103,325 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts due to related parties

		As of
`	Relationship with the Company	February 28, 2026	May 31, 2025
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	380,091	359,662
Rudong Shi	Director	10,058	9,597
Total		390,149	369,259

As of February 28, 2026 Cuiyao Luo advanced $380,091 and Rudong Shi advanced $10,058 respectively to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free and payable on demand for working capital purpose.

Business transactions with related parties

As of February 28, 2026 and 2025, the Company has business transactions with minority shareholders, below are the detail:

Name of Related	Relationship with the	Nature of	As of February 28, 2026	As of February 28, 2025
Parties	Company	Revenue	$	$
Jinan Jieshun Vehicle Service Co., Ltd.and Jinan Jiehuiya Vehicle Service Co., Ltd.(1)	Controlled by ShenJie Guo, who owing 0.015% of Company equity	Brand name management fee	22,177	27,259
Suzhou Tongxuan Vehicle Service Co., Ltd. (2)	Controlled by GenRong Zhang, who owing 0.015% of Company equity	Brand name management fee	16,721	32,711
Zhenzhou Maozuo Vehicle Service Co., Ltd. (3)	Controlled by WenZhen Guo, who owing 0.015% of Company equity	Brand name management fee	22,177	-
Changsha Shengqun Vehicle Service Co., Ltd.and Shaoyang Hengchao Vehicle Co., Ltd.(4)	Controlled by Zhongxin Lei, who owing 0.176% of Company equity	Brand name management fee	22,177	-
Lixuan Hongda Vehicle Service Co., Ltd. (5)	Controlled by Shiguo Wang, who owing 0.42% of Company equity	Brand name management fee	-	4,558

(1)	The original contract value is $96,953 or RMB700,000, consist of three contracts and contract term is one year. The contract periods are (a) Contract value RMB100,000, from May 2023 to May 2024; (b) Contract value RMB100,000, from August 2023 to August 2024 and (c) Contract value RMB500,000, from September 2024 to September 2025.
(2)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from August 2024 to August 2025.
(3)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from September 2024 to September 2025.
(4)	The original contract value is $83,102 or RMB600,000, consist of two contracts and contract term is one year. The contract periods are (a) Contract value RMB500,000, from September 2024 to September 2025 and (b) Contract value RMB100,000, from September 2023 to September 2024.
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

The following table provides a summary of leases as of February 28, 2026 and May 31, 2025:

Assets/liabilities	Classification	February 28, 2026 $	May 31, 2025 $
Assets
Operating lease right-of-use assets	Operating lease assets	32,629	13,075

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	17,410	13,611

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	15,938	-

Total lease liabilities		33,348	13,611

The operating lease expense for the nine months ended February 28, 2026 and 2025 were as follows:

		As of February 28,
Lease cost	Classification	2026	2025
		$	$
Operating lease cost	General and administrative Expenses	49,410	58,990

Maturities of operating lease liabilities as of February 28, 2026 were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	17,729
2027	16,064
2028	-
Total lease payments	33,793
Less: interest	(445)
Present value of lease payments	33,348

Maturities of operating lease liabilities as of May 31, 2025, were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	13,707
2027
2028	-
Total lease payments	13,707
Less: interest	(96)
Present value of lease payments	13,611

Supplemental information related to operating leases was as follows:

	For The Three Months Ended February 28,
	2026	2025
	$	$
Cash paid for amounts included in the measurement of lease liabilities	16,653	18,162
New operating lease assets obtained in exchange for operating lease liabilities	3,583	-
Weighted average remaining lease term	0.5 year	0.5 year
Weighted average discount rate	4.75%	4.75%

Amortization expense was $48,019 and $59,167 for the nine months ended February 28, 2026 and 2025, respectively.

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the period ended February 28, 2026 and 2025, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

P.R.C China

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises. The Company’s VIE through which the majority of our business in China is applicable to this tax rate

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended February 28, 2026 and 2025, respectively:

	For The Three Months Ended February 28,
	2026	2025
	%	%
PRC statutory rate	25	25
Net operating losses for which no deferred tax assets was recognized	(25)	(25)
The Company’s expense is out of limit than that of PRC statutory tax policy allowed	16.5	16.5
Effective income tax rate	16.5	16.5

Income tax expense for the three months and nine months ended February 28, 2026 and 2025, respectively are as follows:

For The Three Months Ended February 28,
	2026	2025
	$	$
Current	-	-
Deferred	-	-
Income tax expense	-	-

	For The Nine Months Ended February 28,
	2026	2025
	$	$
Current	-	(2,263)
Deferred	-	37,017
Income tax expense	-	34,754

There is no income tax for the three months ended February 28, 2026 and 2025. Income tax credit $2,263 included income tax refund $3,475 from previous year and tax expenses $1,212 for the period ended August 31, 2025. Deferred income tax expense $37,017 was paid during the period ended November 30, 2025.

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

Currently, the Company has three reportable business segments:

(1)	Brand Name Management Fees and Services, mainly provided brand name “Chejiangling/Teenage Hero Car” to the customers. Customers are authorized to operate their workshop under the brand name of “Chejiangling/Teenage Hero Car”.
(2)	Motor Oil and Auto Parts, mainly provided motor oil products and spare parts to the customers.
(3)	Exhaust Gas Cleaner and Other, mainly provided exhaust gas cleaner products to the customers.

In the following table, revenue is disaggregated by reportable segments:

For the three months ended February 28, 2026

	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	1,126	-	-	1,126
Motor Oil & Auto Parts	-	110,356	-	110,356
Exhaust Gas Cleaners and Others	-	-	33,785	33,785
Total Revenue	1,126	110,356	33,785	145,267

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(65,401)	-	(65,401)
Exhaust Gas Cleaners and Others	-	-	(9,723)	(9,723)
Total Cost of Goods Sold	-	(65,401)	(9,723)	(75,124)

Gross Profit	1,126	44,955	24,062	70,143

Operating Expenses
Selling and Distribution	(732)	(71,758)	(21,969)	(94,459)
General and Administrative	(580)	(56,900)	(17,420)	(74,900)
Total Operating Expenses	(1,312)	(128,658)	(39,389)	(169,359)

Segment Loss from Operation	(186)	(83,703)	(15,327)	(99,216)
Interest Income	-	2	-	2
Other Expenses	-	-	-	-

Segment Loss Before Income Tax	(186)	(83,701)	(15,327)	(99,214)
Income Tax	-	-	-	-
Segment Loss Attributable to Shareholders	(186)	(83,701)	(15,327)	(99,214)

For the three months ended February 28, 2025

	Brand Name Management Fees and Services Segment	Motor Oil & Auto Parts Segment	Exhaust Gas Cleaner and Others Segment	Total
	$	$	$	$
Revenue
Brand Name Management Fees and Services	60,859	-	-	60,859
Motor Oil & Auto Parts	-	3,682	-	3,682
Exhaust Gas Cleaners and Others	-	-	-	-
Total Revenue	60,859	3,682	-	64,541

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-	-
Motor Oil & Auto Parts	-	(2,443)	-	(2,443)
Exhaust Gas Cleaners and Others	-	-	-	-
Total Cost of Goods Sold	-	(2,443)	-	(2,443)

Gross Profit	60,859	1,239	-	62,098

Operating Expenses
Selling and Distribution	(44,098)	(2,668)	-	(46,766)
General and Administrative	(75,420)	(4,563)	-	(79,983)
Total Operating Expenses	(119,518)	(7,231)	-	(126,749)

Segment Loss from Operation	(58,659)	(5,992)	-	(64,651)
Interest Income	2	-	-	2
Other Expenses	10	1	-	11
Segment Loss Before Income Tax	(58,647)	(5,991)	-	(64,638)
Income Tax income	-	-	-	-
Segment Loss Attributable to Shareholders	(58,647)	(5,991)	-	(64,638)

NOTE 19 SHAREHOLDER EQUITY

The Company has authorized 490,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of February 28, 2026 and May 31, 2025, there were 102,270,517 and 102,270,517, respectively, common shares issued and outstanding. There was no new share issued during the period ended February 28, 2026.

NOTE 20. CONCENTRATION OF RISK

(a) Major Customers

For the three months and nine months ended February 28, 2026 and 2025, the customers who accounted for 10% of total revenue are presented as follows:

	For The Three Months Ended February 28,		For The Three Months Ended February 28,
	2026	2025	2026	2025
	$	$	%	%
Jinan Jieshun Vehicle Service Co., Ltd.	-	16,198	-	25.1%
Suzhou Tongxuan Vehicle Service Co., Ltd.	-	32,397	-	50.2%
Total	-	48,595.00	-	75.3%

	For The Nine Months Ended February 28,		For The Nine Months Ended February 28,
	2026	2025	2026	2025
	$	$	%	%
Suzhou Tongxuan Vehicle Service Co., Ltd.	-	32,711	-	11.7%
Total	-	32,711	-	11.7%

(b) Major Suppliers

For the three months and nine months ended February 28, 2026 and 2025, the vendors who accounted for 10% or more of the Company’s total purchase costs are presented as follows:

	For The Three Months Ended February 28,		For The Three Months Ended February 28,
	2026	2025	2026	2025
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	79,227	-	96.6%	-
Total	79,227	-	96.6%	-

	For The Nine Months Ended February 28,		For The Nine Months Ended February 28,
	2026	2025	2026	2025
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	107,997	60,817	95.0%	59%
Total	107,997	60,817	95.0%	59%

NOTE 21. SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2026 to the date these financial statements were issued and has determined that there is no other matter or circumstance arisen since February 28, 2026, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Report for the period ended February 28, 2026 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For The Three Months Ended February 28,		Quarter to Quarter Comparison
	2026	2025	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	145,267	64,541	80,726
Cost of Revenue	(75,124)	(2,443)	(72,681)
Gross Profit	70,143	62,098	8,045
Selling and Distribution Expenses	(94,459)	(46,766)	(47,693)
General and Administrative Expenses	(74,900)	(79,983)	5,083
Loss from Operation	(99,216)	(64,651)	(34,565)
Interest Income	2	2	-
Other Expense	-	11	(11)
Loss before Income Taxes	(99,214)	(64,638)	(34,576)
Income Taxes	-	-	-
Loss Attributable to Shareholders	(99,214)	(64,638)	(34,576)

Revenues

For the three months period ended February 28, 2026, we generated total revenue of $145,267 that included brand name administrative fee $1,126, motor oil and auto parts $110,356 and exhaust gas cleaner & others $33,785.

	For The Three Months Ended February 28,
	2026	% of Net	2025	% of Net	Change
	$	Sales	$	Sales	$
Administrative fee of brand name	1,126	0.7%	60,859	94.3%	(59,733)
Motor oil and auto parts	110,356	76.0%	3,682	5.7%	106,674
Exhaust gas cleaner & others	33,785	23.3%	-	-	33,785
Total	145,267	100%	64,541	100%	80,726

Total revenues for three months ended February 28, 2026 were $145,267 compared to $64,541 for the three months ended February 28, 2025, which increased by $80,726. Due to the higher demand during Chinese New Year Festival, motor oil and auto part increased by $106,674, exhaust gas cleaner & other increased by $33,785 respectively, and offset brand name administrative fee decreased by $59,733.

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

Administrative Fee of Brand Name

We earned the brand name administrative fees from our customers, who pay one-time fixed fee RMB100,000, RMB200,000 and RMB300,000 for one year, RMB90,000 for one to three years and RMB200,000 for one to five years for exchange of (1) the right to use the brand name “Chejiangling / Teenage Hero Car” and “ECXJ”, (2) the right to receive 10% of other new shops’ brand name permission fee, (3) the right to receive 5% of other new shops’ selling, and (4) the right to receive 20% of other new shops’ administrative fee. The fee is not refundable.

Cost of Revenue

Cost of revenue consist primarily of costs associated with the purchase of goods. For three months ended February 28, 2026 compared to three months ended February 28, 2025.

	For The Three Months Ended February 28,
	2026	2025	Change
	$	$	$
Motor oil and auto parts	65,401	2,443	62,958
Exhaust gas cleaner & others	9,723	-	9,723
Total	75,124	2,443	72,681

Cost of revenue for the three months ended February 28, 2026 were $75,124 compared to $2,443 as of ended February 28, 2025, an increment of $72,681. Due to the higher demand during Chinese New Year Festival, motor oil and auto parts increased by $62,958 and exhaust gas cleaner & others increased by $9,723 respectively.

Gross Profit

Gross profit for the three months ended February 28, 2026 is $70,143 compared to $62,098 as of February 28, 2025, an increment of $8,045 is mainly due to the increased of sales of motor oil and auto parts, exhaust gas cleaner & others and decrease of revenue from brand name administrative fee.

Selling and Distribution Expenses

Selling and Distribution expenses include payroll costs, sales-related consultancy fee, travelling expenses, transportation costs, conference and function expenses and other operating expenses associated with sales and marketing.

For three months ended February 28, 2026 compared to three months ended February 28, 2025:

	For The Three Months Ended February 28,
	2026	% of Net	2025	% of Net	Change
	$	Sales	$	Sales	$
Selling and Distribution Expenses	94,459	65.0%	46,766	72.5%	47,693

Selling and Distribution expenses for the three months ended February 28, 2026 were $94,459 compared to $46,766 as of February 28, 2025, an increase of $47,693 is due to increase in payroll costs $24,325, sales commission $21,711, transportation $1,893, travelling expenses $1,146, office expenses $1,136, consultancy fee $150, other expenses $636, and offset with decreased in promotion expenses $2,567 and entertainment expenses $737.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll costs, audit fee, consultancy fee, rental fee and other related expenses.

For three months ended February 28, 2026 compared to three months ended February 28, 2025:

	For The Three Months Ended February 28,
	2026	% of Net	2025	% of Net	Change
	$	Sales	$	Sales	$
General and Administrative Expenses	74,900	51.6%	79,983	123.9%	(5,083)

G&A expenses for the three months ended February 28, 2026 were $74,900 compared to $79,983 as of February 28, 2025, a decrease of $5,083 was primarily due to the decrease of payroll costs $4,044, stock written off $3,632, consultancy fees $993, travelling expenses $550 and offset with increase in entertainment expenses $1,588, office expenses $1,138, rental $933, R&D expenses $114 and other expenses $363.

Taxation

There were no income tax occurred for the period ended February 28, 2026 and 2025.

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

Net Loss

Net loss $99,214 and $64,638 occurred for the three months ended February 28, 2026 and 2025 respectively, due to the factors discussed above.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For The Three Months Ended February 28,		Quarter to Quarter
	2026	2025	Comparison
	$	$	$
Cash Flows provided by/(used in) operating activities	129,802	(395,784)	525,586
Cash Flows used in investing activities	-	(3,175)	3,175
Cash Flows provided by financing activities.	3,524	394,584	(391,060)
Effects on change in foreign exchange rate	1,384	4,218	(2,834)
Net Change in cash during period	134,710	(157)	134,867

Operating Activities

Cash flow provided by operating activities is $129,802 for the nine months ended February 28, 2026, as compared to cash flow used in operating activities $395,784 for the nine months ended February 28, 2025, reflecting an increase of cash flow $525,586. The increase is due to net loss decreased by $5,610, increased of advance received $390,344, accrued liabilities and other payables $143,322, prepayments $16,689, operating lease liabilities $9,757, inventory $8,349, deposits and other payables $1,034, and offset cash outflow of accounts payable $32,344, amortization of right-use of assets $8,810, income tax refund $3,475, impairment of intangible assets $3,180, accounts receivable $1,209, and depreciation $501.

Investing Activities

Cash flow used in investing activities is $0 for the nine months ended February 28, 2026 as compared to $3,175 for the nine months ended February 28, 2025, reflecting an increase of cash flow $3,175. The increase is due to no investment in development costs incurred in the nine months ended February 28, 2026.

Financing Activities

Cash flow provided by financing activities is $3,524 and $394,584 for the nine months ended February 28, 2026 and 2025 respectively, reflecting a decrease of cash flow $391,060. The decrease in net cash provided by financing activities was mainly due to decrease in proceeds from share issuance $369,728 and advances from related parties $21,332.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of February 28, 2026 are as follows:

Payments due by period
Operating leases	Total	Less than 1 year	1-3 years	More than 3 years
Total	33,793	17,729	16,064	-

A provision of $84,464 is provided, where the Company has a business dispute with a customer, and no legal action is taken against us.

Other than as shown above, we did not have any significant capital and other commitments, long-term obligations or guarantees as of February 28, 2026.

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

CXJ Group Co., Ltd.
(Name of Registrant)

Date:	April 10, 2026

		By:	/s/ Lixin Cai
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ Cuiyao Luo
		Title:	Chief Financial Officer

Date:	April 10, 2026

