Form 10-K
period 2026-05-31
CXJ GROUP CO., Ltd
filed 2026-09-11
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2026

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $132,951,672, computed by reference to the price at which the common equity was last sold, as of August 27. 2026.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at July 21, 2026
Common Stock, $0.001 par value	102,270,517

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

Please see “Item 1A. Risk Factors” for more information.

Overview

We are an automobile aftermarket products wholesaler, as well as an auto detailing store consultancy company. Our business mainly divided into two sectors, namely sales of automobile aftermarket products and authorization fee on our brand name “Chejiangling / Teenage Hero Car”.

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

As of May 31, 2026, more than 85 active franchise auto detailing stores use our brand name, the store network has reached 23 provinces in China. We aim to increase 400 stores with our customers across China in the next five years.

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
100%
inside China
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

Our Business, Products and Product Distribution

We sell a variety of Automotive aftermarket products, such as engine/machine oil, anti-icing fluid and auto parts. Currently we sell about two different brands of engine/machine oil, most of which are purchased from distributor from Germany and Malaysia, and the auto parts purchased from domestic, currently we have 40 SKU of auto parts.

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

Our Automotive aftermarket product management office is located in Hangzhou City. We lease the building which has over 466 square meters. It includes supply chain, support center, operation center, human resource and finance departments. The warehouse is also located in Hangzhou City with over 400 square meters. As of May 31, 2026, the Company has total two separate operating lease agreements for an office space and a warehouse in PRC with remaining lease terms of from 3 to 22 months. The Company indicated to continue to keep the facilities.

We have developed an enterprise resource planning system (ERP) for our customers. The ERP system can allow information management (from both PC and mobile device) and daily operation of the stores, increasing the efficiency of store management. Most of our agents ordered from this platform.

Our customers

Our customers refer to 85 active auto detailing store owners or persons who are going to start the stores.

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

Intellectual Property

We rely on a combination of patents, copyrights, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We own copyrights to the Automotive aftermarket product content and software we developed in-house. We also own copyrights to the automotive aftermarket content we commission third parties to develop for us. As of May 31, 2026, we had 110 registered trademarks, 11 patents, 17 registered software copyrights with the PRC State Copyright Bureau, and 2 registered domain names.

Despite our efforts to protect ourselves from infringement or misappropriation of our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In the event of a successful claim of infringement and our failure or inability to develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely basis, our business could be harmed. See “Risk Factors — Risks Related to Our Business and Industry — We may from time to time be subject to infringement claims relating to intellectual properties of third parties.” and “Risk Factors — If we fail to protect our intellectual property rights, our brand and business may suffer” in this document for details. During the year ended May 31, 2026, we were not a party to any material disputes relating to intellectual property infringement or misappropriation.

Employees

As of May 31, 2026, the Company has 17 employees, all of which were on a full-time basis. The following table sets forth the number of our full-time employees categorized by function as of May 31, 2026:

Function	Number of Employees
Finance	3
Operation center	8
IT and Engineering	1
General and Administrative	4
Supply Chain	1
Total	17

C

There are 16 employees based in HZ CXJ and a employee in SZ CXJ respectively, where our operations are located.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 3 to the consolidated financial statements included herein, we incurred a net loss $9,680 for the financial year ended May 31, 2026, and had an accumulated deficit of $7,657,185 and negative net assets of $1,624,018 as of May 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern. With the viability of business strategy plans such as Tik Tok’s short videos e-commerce sales model, and the financial support from the substantial shareholder and director (supported by a financial support letter) will generate sufficient fund to cover next 12 months cash demands. However, there can be no assurance that the business strategy we will be successful and generate sufficient fund. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

1.2)	We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

The Company incurred a net loss of $9,680 and $2,284,025 for the years ended May 31, 2026 and 2025, respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we will be able to achieve profitability in the short-term or long-term. The Company continues to focus on increasing its revenue through the sale of motor oil and auto parts products on e-commerce sales model such as Tik Tok to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash and loans from potential investors and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

1.3)	We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We started our operation in June 2019. For the years ended May 31, 2026 and 2025, we have generated $531,606 and $458,632 respectively in revenues and incurred net loss of $9,680 and $2,284,025 respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

1.11)	Because most of our retail customers and distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Most of our customers are not required to place minimum monthly or annual orders for our products, only a small number of customers under an old brand name management service contract is required to place minimum monthly or annual orders. There is no assurance as to the timing or quantity of purchases by any of our customers or that any of our distributors will continue to purchase products from us at the same frequencies and volumes as they may have in the past. To be able to sell our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the frequency or size of orders by a substantial portion of our customers. If we fail to meet our shipping schedules, we could damage our relationships with distributors or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

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

We purchase most of our engine oil from distributors of Germany and Malaysia, and contract with local suppliers to supply auto parts and other products. We do not have full control over the product making activities procedure of the engine oil, auto parts and other products. Significant delays and defects in our products resulting from the activities of our product makers may have a material adverse effect on our Company’s results of operations and financial condition.

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

We rely on a combination of trademark and trade secret laws and non-disclosure agreements and other methods to protect our intellectual property rights. We own a number of trademarks in China, all of which have been properly registered with regulatory agencies such as the State Intellectual Property Office and Trademark Office. This intellectual property has allowed our products to earn market share in the current and future automotive industry.

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

For the years ended May 31, 2026 and 2025, the consolidated VIE was in an accumulated deficit position. The consolidated VIE had accumulated deficits of $2,213,665 and $2,015,260 as of May 31, 2026 and 2025 respectively. In light of that, SZ CXJ did not charge the consolidated VIE for any consulting service fees, and consequently, the consolidated VIE had not paid any consulting service fees to SZ CXJ as of May 31, 2026. SZ CXJ intends to charge the consolidated VIE for consulting service fees after the pre-tax profit under U.S. GAAP of the consolidated VIE exceeds its accumulated losses under U.S. GAAP, pursuant to the Contractual Agreements. For the years ended May 31, 2026 and 2025, ECXJ did not receive any cash dividends from its PRC subsidiaries.

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

Mr. Xinrui Wang, our Chairman direct and indirect beneficially owns 55.30% of our outstanding shares of Common Stock, our CFO Ms. Cuiyao Luo, direct beneficially owns 5.83% and Mr. Wenbin Mao direct and indirect beneficially owns 8.69% of our outstanding shares of Common Stock. As a result, Messrs. Xinrui Wang, Ms. Cuiyao Luo and Wenbin Mao are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2. Properties

We currently maintain our principal executive offices at Room 401, 402 & 411 4th Floor, East Block Building 5, Xintiandi Business Center, No. 7 Anqiaogang Road, Gongshu District, Hangzhou City, Zhejiang Province, China, comprising an aggregate of 466.01 square meters, which expires on September 2, 2026. The current total yearly rental is RMB351,111 (approximately $49,945).

In addition, we maintain one warehouse for automotive aftermarket products of more than 400 square meters, in Hangzhou City, Zhejiang Province, China, which expires on June 8, 2026 The current total yearly rental is RMB70,811 (approximately $10,073).

As of May 31, 2026, the Company has total two separate operating lease agreements for an office space and a warehouse in PRC with remaining lease terms of from 3 month to 22 months.”

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

Stockholders of Record

As of May 31, 2026, there were 356 stockholders of all of our issued and outstanding shares of common stock.

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

Company Overview

CXJ Group Co., Limited (the “Company” or “ECXJ”), was incorporated in the State of Nevada on August 20, 1998.

Our business mainly divided into two sectors, namely sales of automotive products and management fee on our brand name “Chejiangling / Teenage Hero Car”. Through various acquisitions of high-quality upstream and downstream companies in the industry, the Company creates a complete industrial chain to reduce costs and enhance competitiveness.

During the year 2026 and 2025, the Company conducted its business in generally two revenue streams: Brand name management fees and sales of automotive products.

Results of Operations

	Year Ended May 31,		Year to Year Comparison
	2026	2025	Increase/ (Decrease)
	$	$	$
Revenue	531,606	458,632	72,974
Cost of Goods Sold	(175,396)	(85,975)	(89,421)
Gross Profit	356,210	372,657	(16,447)
Operating Expenses	(656,758)	(2,621,723)	(1,964,965)
Other Income/(Expense)	299,870	(508)	300,378
Interest Income	16	10	6
Provision for Income Taxes	(9,018)	(34,461)	25,443
Net Loss Attributable to ECXJ	(9,680)	(2,284,025)	2,274,345

Revenue

For the year ended May 31, 2026, the revenue is $531,606, an increase of $72,974 or 16%, as compared to that for the year ended May 31, 2025 of $458,632. The increment is mainly due to the increase revenue of automotive products $198,308 and offset decrease of brand name management fees $125,334.

Cost of Revenue

For the year ended May 31, 2026, the cost of revenue is $175,396, an increase of $89,421 as compared to that of May 31, 2025 of $85,975. The increment is mainly due to the increase in sales of motor oil & auto parts $55,405, fuel additive cleaner $25,457, exhaust gas cleaner $9,654 and offset decrease of others $1,095.

Gross Profit

Gross profit was $356,210 for the year ended May 31, 2026, a decrease of $16,447 or 4%, as compared to that of May 31, 2025 of $372,657. The decrement primarily due to the change of product mix, decrease of brand name management fees $125,334 offset increase of motor oil & auto parts $21,890, introduction of new product fuel additive cleaners $62,296, increased sales of exhaust gas cleaners $23,890 and others $811.

Operating Expenses

Operating expenses are $656,758 and $2,621,723 for the years ended May 31, 2026 and 2025 respectively, as compared that is a decrease of $1,964,965. The decrease is mainly due to impairment of goodwill decreased by $1,742,577 was due to the goodwill was fully impaired in 2025, consultancy fee decreased by $314,974 was due to written off of prepayment consultancy fees in 2025, rental decreased by $8,343 was due to terminated office leasing of Longkou CXJ, penalty decreased by $7,943 was due to late payment of US corporation tax in 2025, stock loss decreased by $3,662 due to disposal of obsolete stock, promotion $2,588, travelling $2,327, others $2,222 and offset increased impairment loss of other receivable $38,562, payroll costs increased by $27,958 due to pay commission to sales staff, sales commission increased by $26,637 was due to pay sales commission to agents, inventory written-down increased by $16,721 due to written-down of slow-movement and obsoleted stock, transportation cost increased by $2,884 due to increased sales of automotive products, office expenses $2,256, entertainment $2,379, R&D expenses $2,274.

Other Income/Expenses

Other income is $299,870 for the year ended May 31, 2026, an increase of $300,378, as compared to that of May 31, 2025 of other expenses $508. The increase is mainly due to project called off and written off of accrual legal fee $300,000.

Net Loss

Net loss of $9,680 and $2,284,025 for the year ended May 31, 2026 and 2025 respectively, that is a decrease of net loss of $2,274,345, primarily due to the above changes of revenues and expenses.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Year to Year Comparison
	2026	2025	Increase/ (Decrease)
	$	$	$

Total Current Assets	292,846	284,303	8,543
Total Current Liabilities	1,941,607	1,855,286	86,321
Working Capital (Deficit)	(1,648,761)	(1,570,983)	(77,778)

As of May 31, 2026 we had a working capital deficit of $1,648,761, representing an increase in the working capital deficit of $77,778, compared to a working capital deficit of $1,570,983 as of May 31, 2025. The increase in the working capital deficit was primarily attributable to an increase in total current liabilities of $86,321, partially offset by an increase in total current assets of $8,543.

The increase in total current assets of $8,543 was mainly attributable to increases in cash and cash equivalents of $62,015, amounts due from related parties of $47,018, and accounts receivable of $184, partially offset by decreases in prepayments of $31,549, deposits and other receivables of $38,237, and inventories of $30,888.

The increase in total current liabilities of $86,321 was mainly attributable to increases in contract liabilities of $475,297, amounts due to related parties of $23,644, and operating lease liabilities of $9,668, partially offset by decreases in accrued expenses and other payables of $401,052 and accounts payable of $21,236.

Cash Flows

	Year Ended May 31,		Year to Year Comparison
	2026	2025	Increase/ (Decrease)
	$	$	$
Cash Flows Provided By/(Used In) Operating Activities	76,483	(418,525)	495,008
Cash Flows Used In Investing Activities	-	-	-
Cash Flows (Used In)/Provided By Financing Activities.	(17,321)	423,172	(440,493)
Effects On Change In Foreign Exchange Rate	2,853	2,869	(16)
Net Change In Cash During The Year	62,015	7,516	54,499

Cash Flow from Operating Activities

As of May 31, 2026 cash flows provided by operating activities is $76,483, an increase of cash flow $495,008, as compared to cash flow used in operating activities $418,525 for the year ended May 31, 2025. The increase in cash flow is mainly due to net loss reduced by $2,274,345, increased of impairment loss of other receivable $38,562, increased inventory written-down $16,721, increased inventories $25,412, increased contract liabilities $438,830, increased accrued liabilities, increased deposit received and other payables $11,333, increased operating lease liabilities $25,712, and offset decrease of depreciation $725, decreased impairment of goodwill $1,742,577, decreased amortization of right-of-used assets $23,687, decreased written off of accrual legal fee $300,000, decreased accounts receivable $56,491, decreased prepayment, deposits and other receivables $198,407 and decreased accounts payable $14,020.

Cash Flow from Investing Activities

No investing activities during the year ended May 31, 2026 and 2025 respectively.

Cash Flow from Financing Activities

Cash flow used in financing activities is $17,321 for the year ended May 31, 2026, compared to cash flow provided by financing activities $423,172 for the year ended May 31, 2025, reflecting a decrease cash flow of $440,493. The decrease was mainly due to decrease in proceeds from share issuance $369,728, increased of advance to related parties $18,374 and decreased of advances from directors $52,391.

Critical Accounting Policy and Estimates

There are no critical accounting policies and estimates.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2026, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of May 31, 2026. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of May 31, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2026, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Positions

Xinrui Wang	47	Chairman
Lixin Cai	38	CEO, Secretary and Director
Cuiyao Luo	45	CFO and Treasurer
Rudong Shi	48	Director and GM of Longkou Xianganfu Trading Co., Ltd.

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

From year 2013 to present, she founded her own company “Shaodong Xian Liang Shi Zhen Cuiyao Home Appliance Sales Department”. Due to Ms. Luo has over 18 years of experience in management of various businesses, the Board of Directors elected to appoint Ms. Luo to the positions of Chief Operating Officer the company.

Rudong Shi has more than 20 years of working experience in construction of road and bridges, and trading of motor oil. From 2000 to 2015, Mr. Shi was working with China Railway Construction Group as Senior Engineer and participated in Beijing-Zhuhai Expressway, Qinghai-Tibet Railway and Qingdao- Rongcheng Intercity Railway. From 2015 to present, he is the founder and managing director of Yantai Tongcheng Cars and Services Co., Ltd., and his company is our flagship in Yantai city.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2026, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16 (a) filing requirements.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is available on our website at http://www.ecxj.net/.

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2026 all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and directors for the years ended May 31, 2026 and 2025.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)
Lixin Cai	2026	45,407	-	-	-	45,407
(CEO & Secretary and Director)	2025	44,060	-	-	-	44,060

Rudong Shi	2026	4,267	-	-	-	4,267
(Director and GM of Longkou Xianganfu Trading Co., Ltd)	2025	8,310	-	-	-	8,310

Cuiyao Luo	2026	-	-	-	-	-
(CFO & Treasurer)	2025	-	-	-	-	-

Xinrui Wang	2026	-	-	-	-	-
(Chairman)	2025	-	-	-	-	-

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

Outstanding Equity Awards

There were no outstanding equity awards, as of May 31, 2026.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We did not pay our directors any compensation for their services as a director during the years ended May 31, 2026 and 2025, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of May 31, 2026 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 102,270,517 shares of our common stock outstanding as of May 31, 2026.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Xinrui Wang	52,814,020	51.64%
CXJ Investment Holding Ltd (Controlled by Xinrui Wang)	3,745,000	3.66%
Lixin Cai	3,673,830	3.59%
New Charles Technology Group Limited (Controlled by Lixin Cai)	1,364,800	1.33%
Hong Kong ECXJ Energy Technology Group Limited (Controlled by Wenbin Mao)	8,890,000	8.69%
Hong Kong ECXJ Energy Ecological Industry Group Limited (Controlled by Baiwan Niu)	3,810,000	3.73%
Cuiyao Luo	5,960,600	5.83%
Rudong Shi	80,000	0.08%

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

Mr. Lixin Cai, CEO and director of the Company, advanced of $500 and nil for the year ended May 31, 2026 and 2025.

New Charles Technology Group Limited is 100% controlled by CEO, Mr. Lixin Cai, owing $300 to the Company and for year ended May 31, 2026 and 2025;

Hangzhou Xieli Internet Technology Co., Ltd is 100% controlled by CFO, Ms. Cuiyao Luo, borrowed short term loan $129,189 and $82,171 from the Company for the year ended May 31, 2026 and 2025.

Ms. Cuiyao Luo, our CFO of the Company, advanced working capital in the amount of $382,211 and $359,662 for the years ended May 31, 2026 and 2025.

Mr. Rudong Shi, director of the Company, advanced working capital $10,192 and $9,597 for the year ended May 31, 2026 and 2025.

For more related party transactions, see Note 13 of the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended May 31, 2026 and 2025.

	Year Ended May 31,
	2026	2025
	$	$
Audit Fees (1)	63,372	70,000
Tax Fees (2)	-	-
All Other Fees (3)	-	-
Total	63,372	70,000

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
Date: September 11, 2026
	By:	/s/ Lixin Cai
	Name:	Lixin Cai
	Title:	Chief Executive Officer, Director and Secretary
(Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Name:	Cuiyao Luo
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CXJ Group Co., Limited

Consolidated Financial Statements

For the Years Ended May 31, 2026 and 2025

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12, Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email: info@jns-associate.com Website: jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

CXJ GROUP CO., LIMITED.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of CXJ Group Co., Limited and its subsidiaries (the ‘Company’) as of May 31, 2026 and the related consolidated statements of operations and comprehensive loss, statement of changes in equity, and cash flows for the year ended May 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026, and the results of its operations and its cash flows for the year ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $9,680 for the year ended May 31, 2026 and, as of May 31, 2026, had an accumulated deficit of $7,657,185 and negative net assets of $1,624,018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions that gives rise to the substantial doubt that exists about the Company’s ability to continue as a going concern and management’s plans to mitigate this matter are also described in Note 3.

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

Kuala Lumpur, Malaysia

September 11, 2026

CXJ Group Co., Limited

Consolidated Balance Sheets

As of May 31, 2026 and 2025

	2026	2025
	Audited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	72,052	10,037
Accounts receivables	3,156	2,972
Prepayments	5,971	37,520
Deposits and other receivables	43,775	82,012
Due from related parties	129,489	82,471
Inventories	38,403	69,291
Total Current Assets	292,846	284,303

NON-CURRENT ASSETS
Property, plant and equipment, net	1,464	2,797
Operating lease right-of-use assets	32,131	13,075
Total Non-current Assets	33,595	15,872

TOTAL ASSETS	326,441	300,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	47,288	68,524
Contract liabilities	1,070,405	595,108
Accrued expenses and other payables	407,732	808,784
Due to related parties	392,903	369,259
Operating lease liabilities, current portion	23,279	13,611
Total Current Liabilities	1,941,607	1,855,286

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	8,852	-

TOTAL LIABILITIES	1,950,459	1,855,286

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 102,270,517 shares issued and outstanding as of May 31,2026 and 2025 respectively	102,271	102,271
Additional paid-in capital	5,958,556	5,958,556
Accumulated other comprehensive (loss)/income	(27,660)	31,567
Accumulated deficit	(7,657,185)	(7,647,505)
Total CXJ Group Stockholders’ Equity	(1,624,018)	(1,555,111)
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	(1,624,018)	(1,555,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	326,441	300,175

See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended May 31, 2026 and 2025

	2026	2025
	Audited	Audited
	$	$
Revenue	531,606	458,632

Cost of Sales	(175,396)	(85,975)
Gross Profit	356,210	372,657

Other Income/ (Expenses)	299,870	(508)

Selling and Distribution Expenses	(246,812)	(195,295)
General & Administrative Expenses	(409,946)	(2,426,428)
Loss from Operation	(678)	(2,249,574)

Interest Income	16	10
Loss Before Income Tax	(662)	(2,249,564)

Income Tax Expense	(9,018)	(34,461)
Net Loss For The Year	(9,680)	(2,284,025)

Other Comprehensive Income/(Loss):
- Foreign Exchange Adjustment Loss	(59,227)	(5,358)
COMPREHENSIVE LOSS	(68,907)	(2,289,383)

Net Loss Per Share - Basic And Diluted	(0.00)	(0.02)

Weighted average number of common shares outstanding – Basic and diluted	102,270,517	102,128,818

See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Changes in Equity

For the years ended May 31, 2026 and 2025

For The Year Ended May 31, 2026

				Accumulated
	Common Stock		Additional	Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
		$	$	$	$	$
Balance as of May 31, 2025	102,270,517	102,271	5,958,556	31,567	(7,647,505)	(1,555,111)
Accumulated Other Comprehensive Loss	-	-	-	(59,227)	-	(59,227)
Net Loss	-	-	-	-	(9,680)	(9,680)
Balance as of May 31, 2026	102,270,517	102,271	5,958,556	(27,660)	(7,657,185)	(1,624,018)

For The Year Ended May 31, 2025

				Accumulated
	Common Stock		Additional	Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
		$	$	$	$	$
Balance as of May 31, 2024	101,710,517	101,711	5,589,388	36,925	(5,363,480)	364,544
Common Stock Issued	560,000	560	369,168	-	-	369,728
Accumulated Other Comprehensive Loss	-	-	-	(5,358)	-	(5,358)
Net Loss	-	-	-	-	(2,284,025)	(2,284,025)
Balance as of May 31, 2025	102,270,517	102,271	5,958,556	31,567	(7,647,505)	(1,555,111)

See accompanying notes to the consolidated financial statements.

CXJ Group Co., Limited

Consolidated Statements of Cash Flows

For the years ended May 31, 2026 and 2025

	2026	2025
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(9,680)	(2,284,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,451	2,176
Amortization of right-of-use assets	51,745	75,432
Impairment of goodwill	-	1,742,577
Impairment loss of other receivable	38,562	-
Inventory written-down	16,721	-
Written-off of accrual legal fee	(300,000)	-

Changes in operating assets and liabilities:
Accounts receivables	-	56,491
Prepayments, deposits and other receivables	35,784	234,191
Inventories	17,164	(8,248)
Accounts payables	(24,544)	(10,524)
Contract liabilities	422,165	(16,665)
Accrued liabilities, deposit received and other payables	(120,604)	(131,937)
Operating lease liabilities	(52,281)	(77,993)
Net cash provided by/(used in) operating activities	76,483	(418,525)

CASH FLOWS FROM INVESTING ACTIVITY:
Net cash used in investing activity	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	369,728
Advance to related parties	(40,370)	(21,996)
Advances from directors	23,049	75,440
Net cash (used in)/provided by financing activities	(17,321)	423,172
Effect of exchange rate changes on cash and cash equivalents	2,853	2,869
Net change in cash and cash equivalents	62,015	7,516
Cash and cash equivalents, beginning of year	10,037	2,521
CASH AND CASH EQUIVALENTS, END OF YEAR	72,052	10,037

Supplemental disclosures of cash flow information:
Income tax paid (refund)	-	33,013
Interest paid	-	-

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

VIE Consolidation Schedule

The following tables set forth the summary consolidated balance sheets data as of May 31, 2026 and 2025 of (i) the Parent, (ii) the WFOE, (iii) the VIE Group, and the summary of the consolidated statement of income and cash flows for the years ended May 31, 2026 and 2025. Our and the VIE Group’s consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our and the VIE Group’s historical results are not necessarily indicative of results expected for future periods. Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit.

You should read this information together with our and the VIE Group’s consolidated financial statements and the related notes and Item 1 “Business” and Item 1A “Risk Factor” included elsewhere in this annual report.

Summary of Consolidated Balance Sheet as of May 31, 2026 and 2025

For the year ended May 31, 2026
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash and cash equivalents	770	4,126	67,156		72,052
Intercompany balances - Receivable	270,380	56,016	144,734	(471,130)	-
Other current assets	300	6,665	213,829		220,794
Total Current Assets	271,450	66,807	425,719	(471,130)	292,846

Investment in subsidiaries and VIEs and VIEs’ subsidiaries	4,194,338	-	-	(4,194,338)	-
Other non-current assets	-	172	33,423		33,595
Total Non-current Assets	4,194,338	172	33,423	(4,194,338)	33,595

Total Assets	4,465,788	66,979	459,142	(4,665,468)	326,441

Intercompany balances - Payable	329,181	141,285	369	(470,835)	-
Other Current Liabilities	529,286	140,944	1,271,377	-	1,941,607
Other non-current liabilities	-	-	8,852	-	8,852
Total Liabilities	858,467	282,229	1,280,598	(470,835)	1,950,459

Total Equity	3,607,321	(215,250)	(821,456)	(4,194,633)	(1,624,018)

Total Liabilities and Total Equity	4,465,788	66,979	459,142	(4,665,468)	326,441

*	Intercompany balances resulted from regular transactions in the business operations of the entities, and no service fees were charged by SZ CXJ.

For the year ended May 31, 2025
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash and cash equivalents	(7)	5,761	4,283	-	10,037
Intercompany balances - Receivable	175,777	57,194	128,741	(361,712)	-
Other current assets	300	22,287	251,679	-	274,266
Total Current Assets	176,070	85,242	384,703	(361,712)	284,303
Investment in subsidiaries and VIEs and VIEs’ subsidiaries	4,194,338	-	-	(4,194,338)	-
Other non-current assets	-	2,658	13,214	-	15,872
Total Non-current Assets	4,194,338	2,658	13,214	(4,194,338)	15,872
Total Assets	4,370,408	87,900	397,917	(4,556,050)	300,175

Intercompany balances - Payable	234,578	129,944	348	(364,870)	-
Other Current Liabilities	733,713	144,522	977,051	-	1,855,286
Other non-current liabilities	-	-	-	-	-
Total Liabilities	968,291	274,466	977,399	(364,870)	1,855,286
Total Equity	3,402,117	(186,566)	(579,482)	(4,191,180)	(1,555,111)
Total Liabilities and Total Equity	4,370,408	87,900	397,917	(4,556,050)	300,175

*	Intercompany balances resulted from regular transactions in the business operations of the entities, and no service fees were charged by SZ CXJ.

Summary of Consolidated Statement of Income for the year ended May 31, 2026 and 2025

For the year ended May 31, 2026
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Net revenue	-	33,544	498,062	-	531,606
Total operating costs and expenses	214,222	(50,025)	(696,481)	-	(532,284)
Profit/(Loss) from operations	214,222	(16,481)	(198,419)	-	(678)
Interest income	-	2	14	-	16
Net loss before income tax	214,222	(16,479)	(198,405)	-	(662)
Income tax expense	(9,018)	-	-	-	(9,018)
Net loss after tax	205,204	(16,479)	(198,405)	-	(9,680)
Equity in earnings of subsidiaries and VIEs and VIEs’ subsidiaries	(214,884)	(198,405)	-	413,289	-
Net loss for the year	(9,680)	(214,884)	(198,405)	413,289	(9,680)

For the year ended May 31, 2025
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Net revenue	-	-	458,632	-	458,632
Total operating costs and expenses	(2,131,522)	(50,923)	(525,761)	-	(2,708,206)
Loss from operations	(2,131,522)	(50,923)	(67,129)	-	(2,249,574)
Interest income	-	2	8	-	10
Net loss before income tax	(2,131,522)	(50,921)	(67,121)	-	(2,249,564)
Income tax expense	(36,777)	-	2,316	-	(34,461)
Net loss before non-controlling interest	(2,168,299)	(50,921)	(64,805)	-	(2,284,025)
Less: non-controlling interest	-	-	-	-	-
Net loss after non-controlling interest	(2,168,299)	(50,921)	(64,805)	-	(2,284,025)
Equity in earnings of subsidiaries and VIEs and VIEs’ subsidiaries	(115,726)	(64,805)	-	180,531	-
Net loss for the year	(2,284,025)	(115,726)	(64,805)	180,531	(2,284,025)

Summary of Consolidated Statement of Cash Flow for the year ended May 31, 2026 and 2025

For the year ended May 31, 2026
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash Flows (Used In)/Provided By Operating Activities	(22,272)	(10,235)	107,528	1,462	76,483
Cash Flows (Used In)/Provided By Investing Activities	-	607	844	(1,451)	-
Cash Flows Provided By/(Used In) Financing Activities.	23,049	7,710	(48,080)	-	(17,321)
Effects On Change In Foreign Exchange Rate	-	283	2,581	(11)	2,853
Net Change In Cash During The Year	777	(1,635)	62,873	-	62,015

For the year ended May 31, 2025
	Parent	WFOE and subsidiaries	VIE and subsidiaries	Elimination	Consolidated Total
	$	$	$	$	$
Cash Flows (Used In)/Provided By Operating Activities	(445,973)	1,603	26,491	(646)	(418,525)
Cash Flows (Used In)/Provided By Investing Activities	-	591	1,585	(2,176)	-
Cash Flows Provided By/(Used In) Financing Activities	445,168	3,255	(25,251)	-	423,172
Effects On Change In Foreign Exchange Rate	-	24	23	2,822	2,869
Net Change In Cash During The Year	(805)	5,473	2,848	-	7,516

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

Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit. The Company consolidated its VIE as of May 31, 2026 and 2025. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	May 31,
	2026	2025
	$	$
Current assets	425,719	384,703
Noncurrent assets	33,423	13,214
Total assets	459,142	397,917
Total liabilities	1,280,598	977,399
Net liabilities	(821,456)	(579,482)

The VIE’s liabilities consisted of the following as of May 31, 2026 and 2025:

	May 31,
	2026	2025
	$	$
Current liabilities
Intercompany balances - Payable	369	348
Account Payable	11,229	34,571
Contract liabilities	1,070,405	581,310
Accrued liabilities, other payables and deposits received	166,464	349,969
Operating lease obligations, currents	23,279	11,201
Total current liabilities	1,271,746	977,399
Total noncurrent liabilities
Operating lease obligations, net of current portion	8,852	-
Total noncurrent liabilities	8,852	-
Total liabilities	1,280,598	977,399

The operating results of the VIE were as follows:

	May 31,
	2026	2025
	$	$
Revenue	498,062	458,632
Total operating costs and expenses	(696,481)	(525,761)
Loss from operations	(198,419)	(67,129)
Interest income & income tax expenses	14	2,324
Net loss for the year	(198,405)	(64,805)

The cash flows of VIE were as below:

	May 31,
	2026	2025
Cash Flows Provided By Operating Activities	107,528	26,491
Cash Flows Provided By Investing Activities	844	1,585
Cash Flows Used In Financing Activities.	(48,080)	(25,251)
Effects On Change In Foreign Exchange Rate	2,581	23
Net Change In Cash During The Year	62,873	2,848

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

Technology Innovation and Commodity Risks

The Company, its subsidiaries, the VIE and VIE’s subsidiaries’ business faces fast growing electric vehicles (EV) in China, in the year 2026, the number of EV has exceeded 50% of total motor vehicles in China. This will harm our motor oil and auto parts market and subsequently will seriously affect our financial condition and the ability to expand our business in future.

For the more information of risks and uncertainties, please see “Item 1A. Risk Factors”.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, current expected credit loss, allowance of deferred tax asset and valuation of inventories. Actual results may materially differ from these estimates.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	May 31, 2026	May 31, 2025
Period-end RMB: US$1 exchange rate	6.77	7.19
Period-average RMB: US$1 exchange rate	7.03	7.22

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

Accounts receivables and allowance for doubtful accounts

Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from selling of motor oil and auto parts with contractual payment terms. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts as of May 31, 2026 and 2025.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis. The goodwill are impaired due to uncertainty of recoverability in the future. The goodwill $1,742,577 were fully impaired during the year ended May 31, 2025.

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

Sales of automotive products

We generate revenue primarily from the sales of automotive products such as motor oil, auto parts, exhaust gas cleaners and fuel additive cleaners directly to customers. For the years ended June 30, 2026 and 2025, revenue of $342,212 and $143,904, respectively, was recognized from the sale of automotive products.

The Company may receive payment in advance from customers for automotive products. The Company fulfills customer orders by delivering the specified automotive products to customers. The performance obligation is satisfied at a point in time when control of the products transfers to the customer, generally upon delivery and acknowledgement by the customer. Contract liabilities are recorded when the amounts received before the goods delivered to customers. Contract liabilities are recognized as revenue when the products are transferred to and accepted by the customers. The Company’s arrangements generally do not contain significant variable consideration.

Brand name management fees and services

Brand name management fees are generated from providing members with access to and use of the Company’s “Teenage Hero Car” brand name and related signage. For the years ended June 30, 2026 and 2025, revenue of $189,394 and $314,728, respectively, was recognized from brand name management fees.

The Company generally receives payment in advance for brand name management fees and related services. The Company satisfies its performance obligations by providing brand name management services throughout the contractual service period. Performance obligations relating to brand name management services are satisfied over the contractual service period, and the Company recognizes revenue over time as the customer simultaneously receives and consumes the benefits of the services. The Company’s arrangements generally do not contain significant variable consideration.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. As of May 31, 2026 the Company’s WFOE and its VIEs did not make the provision for the statutory reserves.

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

Segment reporting

The Company reports each material operating segment in accordance with ASC 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has determined that it has two operating segments.

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

For the year ended May 31, 2026 and 2025, we had positive cash flows $76,483 and negative cash flow $418,525 from operating activities respectively, and incurred net loss of $9,680 and $2,284,025 incurred for the financial year ended May 31, 2026 and 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Major Customers

For the year ended May 31, 2026, the Company did not have any customer that accounted for more than 10% of total revenue. For the year ended May 31, 2025, the Company had a customer that accounted for $48,999 or 10.68% of total revenue.

Major Vendors

A significant amount of the purchase costs is derived from the major vendors. For the year ended May 31, 2026, the Company had a vendor that accounted for $145,125 or 92% of total purchase costs. For the year ended May 31, 2025, the Company had two vendors that accounted for $95,324 or 69% and $39,695 or 29% of total purchase costs, respectively.

e)	Interest rate risk

Fluctuations in market interest rates may negatively affect our financial condition and results of operations. The Company is exposed to floating interest rate risk on cash deposit and floating rate borrowings, and the risks due to changes in interest rates is not material. The Company has not used any derivative financial instruments to manage our interest risk exposure.

Related party transaction

A related party is generally defined as (i) any person that holds 5% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

Recent accounting pronouncements

Recently Issued Accounting Pronouncements. - ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is adopted this accounting guidance in 2026. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, as clarified by ASU 2025-01, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

ASU No. 2025-12, Codification Improvements. This ASU contains 33 technical corrections and clarification to various topics of the FASB Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company incurred a net loss of $9,680 for the financial year ended May 31, 2026, and had an accumulated deficit of $7,657,185 and negative net assets of $1,624,018 as of May 31, 2026.

The Company’s cash position is not significant to support the Company’s daily operation. While the Company believes in the viability of its business strategy plans such as Tik Tok’s short videos e-commerce sales model, and its ability to raise additional funds, there can be no assurance to that effect.

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

In addition, major shareholder and director agree to provide financial support to the Company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 ACCOUNTS RECEIVABLE

As of May 31, 2026 and 2025, there are no allowance for expected credit loss, our accounts receivables are $3,156 and $2,972, respectively. The accounts receivables are subjected to normal credit term and interest free.

	As of May 31,
	2026	2025	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accounts Receivable	3,156	2,972	184

As compared, that is an increase of $184. The increment is mainly due to the effect of forex exchange.

NOTE 5 PREPAYMENTS

As of May 31, 2026 and 2025, prepayments are $5,971and $37,520 respectively.

	As of May 31,
	2026	2025	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Prepayments	5,971	37,520	(31,549)

Prepayments balance $5,971 consist of prepayment of expenses to third parties. As of May 31, 2026 and 2025, the prepayments balances are $5,971 and $37,520 respectively, as compared that is a decrease of $31,549. The decrement is mainly due to decrease of prepayment to supplier $26,334 and expenses $5,215, whereas the Company imposed strict control on prepayment to suppliers.

Note 6 DEPOSITS PAID AND OTHER RECEIVABLES

Deposit paid and other receivable consisted of the following as of May 31, 2026 and 2025:

	As of May 31,
	2026	2025	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Deposits paid	12,695	13,329	(634)
Other receivables	31,080	68,683	(37,603)
Total	43,775	82,012	(38,237)

Deposits paid balance $12,695 is deposits paid to landlord for renting office and warehouse. Other receivables balance $31,080 is the advances to staff for business conference and function, travelling expenses, office expenses and others.

As of May 31, 2026 and 2025, the deposit paid and other receivables balances are $43,775 and $82,012 respectively, as compared that is a decrease of $38,237. The decrement is mainly due to the impairment loss $38,562 of other receivable Hangzhou Sanyuan Cultural Creative Co., Ltd., foreign exchange differences $1,481, deposit paid $634 and offset increase in staff advances $2,440.

NOTE 7 INVENTORIES, NET

Inventories consisting principally of product held for sale, is stated at the lower of average cost and net realizable value. For the year ended May 31, 2026 and 2025, the written-down values of slow movement stock were $16,721 and nil respectively, the inventory consists as of following:

	As of May 31,
	2026	2025	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Inventories	55,767	69,291	(13,524)
Inventories written down	(16,721)	-	(16,721)
Foreign translation difference	(643)	-	(643)
Inventories, net	38,403	69,291	(30,888)

NOTE 8 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Property, plant and equipment consisted of the following:

	As of May 31,
	2026	2025
	audited	audited
	$	$
Property, Plant and Equipment	9,071	9,071
Less: Accumulated depreciation	(7,630)	(6,179)
Foreign translation difference	23	(95)
Total property, plant and equipment, net	1,464	2,797

As of May 31, 2026 and 2025, the depreciation expenses are $1,451 and $2,176 respectively.

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

The purchase price was allocated on the acquisition date of HZ CXJ as follows:

As of May 28, 2020
$
Cash at banks and in hand	15,588
Trade receivables	70,423
Inventory on hand	124,658
Prepayments, other receivables and deposits	2,517,125
Due from a related party	1,282
Due to directors	119,405
Due from a shareholder	51,599
Operating lease right-of-use assets	189,604
Total assets	3,089,684

$
Account payables	(156,955)
Contract liabilities	(368,777)
Accrued liabilities, other payables and deposits received	(3,007,879)
Due to a related company	(2,000)
Due to related parties	(29,932)
Due to directors	(42)
Operating lease liabilities, current portion	(80,882)
Operating lease liabilities, non current portion	(111,779)
Total liabilities	(3,758,246)

Net tangible liabilities	(668,562)
Goodwill	4,763,015
Total purchase price	4,094,453

$
Consideration in form of shares	4,094,453
Total consideration	4,094,453

Goodwill is tested for impairment annually as of the first day of fiscal May or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for its HZ CXJ reporting unit. The quantitative assessment for HZ CXJ reporting unit indicated that its carrying amount exceeded its fair value, and resulted the fully impairment of $1,742,577 in the fourth quarter of 2025. This non-cash impairment charge is presented within the General & Administrative Expenses line for 2025 in the accompanying Consolidated Statements of Operations. As at May 31, 2025 and 2026, the goodwill balance is $0.

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

The goodwill value $4,763,015 was recognised on the acquisition. The impairment loss on goodwill of $0 and $1,742,577, were recognized during the year ended May 31, 2026 and 2025 respectively. As of May 31, 2026, the balance of goodwill is $0.

The summary of impairment loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561
Impaired goodwill written off - May 31, 2024	(1,049,984)
Goodwill as of May 31, 2024	1,742,577
Impaired goodwill written off - May 31, 2025	(1,742,577)
Goodwill as of May 31, 2025	-

NOTE 10 ACCOUNTS PAYABLE

Account payable is in normal trade term and interest free. Accounts payable consists of the following:

	As of May 31,
	2026	2025	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accounts Payable	47,288	68,524	(21,236)

The accounts payable balance of $47,288 includes payable to vendors for motor oil and auto parts.

NOTE 11 CONTRACT LIABILITIES

	As of May 31,
	2026	2025	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Contract Liabilities	1,070,405	595,108	475,297

Contract liabilities balance $1,070,405 consists of advances from customer for brand name management fees and providing of goods and services.

As of May 31, 2026 and 2025, contract liabilities balances were $1,070,405 and $595,108 respectively, representing an increase of $475,297. The increase was primarily attributable to a $$609,599 increase in contract liabilities related to goods and services, mainly due to the introduction of a new product, fuel additive cleaner. In addition, increases in supplier purchase costs amid the recent geopolitical conflict in the Gulf region resulted in negotiations with suppliers regarding purchase prices, which extended the procurement process and delayed the delivery of certain goods, contributing to the increase in contract liabilities. The increase was partially offset by a $134,302 decrease in brand name management fees.

The breakdown as below:

Contract Liabilities	May 31, 2026	May 31, 2025
	$	$
Opening balance	595,108	607,617
Closing balance	1,070,405	595,108

Revenue recognized during the years ended May 31, 2026 and 2025 that was included in the contract liability balance at the beginning of each respective year amounted to $299,976 and $379,147 respectively.

NOTE 12 ACCRUED EXPENSES AND OTHER PAYABLE

	As of May 31,
	2026	2025	Increase/
	(audited)	(audited)	(Decrease)
	$	$	$
Accrued Expenses	234,527	626,573	(392,046)
Deposit Received	71,639	67,455	4,184
Other Payable	101,566	114,756	(13,190)
Total	407,732	808,784	(401,052)

Accrued expenses balance $234,527 consists payroll related costs, audit fee and VAT payable. Deposit received balance $71,639 is the warranty for usage of brand name. Other payable balance $101,566 includes short term borrowing from third party $92,703 for working capital, which is one year term, unsecured and interest-free, and others $8,863.

As of May 31, 2026 and 2025, the accrued expenses and other payable balances are $407,732 and $808,784 respectively, as compared that is a decrease of $401,052. The decrement is mainly due to decrease in accrued legal fee $300,000, payroll related costs $92,046, other payable $13,190 of short term borrowing from third party, and offset increase in deposit received $4,184.

NOTE 13 RELATED PARTY TRANSACTIONS

Amounts due from and due to related parties as of May 31, 2026 and 2025 are as follows:

Amounts Due From Related Parties		As of May 31,
		2026	2025
Name of Related Parties	Relationship with the Company	(audited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	129,189	82,171
Total		129,489	82,471

As of May 31, 2026, the Company paid expenses $300 on behalf of New Charles Technology Group Limited and advanced a short term loan $129,189 to Hangzhou Xielie Internet Technology Co., Limited to pay administrative expenses, which is unsecured, interest-free and repayable on demand.

Amounts Due To Related Parties		As of May 31,
		2026	2025
Name of Related Parties	Relationship with the Company	(audited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	382,211	359,662
Lixin Cai	CEO & director	500	-
Rudong Shi	Director	10,192	9,597
Total		392,903	369,259

As of May 31, 2026, Cuiyao Luo, Lixin Cai and Rudong Shi advanced $392,903 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Business Transaction With Related Parties

As of May 31, 2026 and 2025, minority shareholders have business transactions with the Company, below are the detail:

Name of Related	Relationship with the	Nature of	As of May 31, 2026	As of May 31, 2025
Parties	Company	Revenue	$	$
Jinan Jieshun Vehicle Service Co., Ltd. and Jinan Jiehuiya Vehicle Service Co., Ltd.(1)	Controlled by ShenJie Guo, who owing 0.015% of Company equity	Brand name management fee	22,366	46,821
Suzhou Tongxuan Vehicle Service Co., Ltd. (2)	Controlled by GenRong Zhang, who owing 0.015% of Company equity	Brand name management fee	16,774	48,999
Zhenzhou Maozuo Vehicle Service Co., Ltd. (3)	Controlled by WenZhen Guo, who owing 0.015% of Company equity	Brand name management fee	22,366	43,555
Changsha Shengqun Vehicle Service Co., Ltd.and Shaoyang Hengchao Vehicle Co., Ltd.(4)	Controlled by Zhongxin Lei, who owing 0.176% of Company equity	Brand name management fee	22,366	56,704
Lixuan Hongda Vehicle Service Co., Ltd. (5)	Controlled by Shiguo Wang, who owing 0.42% of Company equity	Brand name management fee	-	4,965

(1)	The original contract value is $96,953 or RMB700,000, consist of three contracts and contract term is one year. The contract periods are (a) Contract value RMB100,000, from May 2023 to May 2024; (b) Contract value RMB100,000, from August 2023 to August 2024 and (c) Contract value RMB500,000, from September 2024 to September 2025.
(2)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from August 2024 to August 2025.
(3)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from September 2024 to September 2025.
(4)	The original contract value is $83,102 or RMB600,000, consist of two contracts and contract term is one year. The contract periods are (a) Contract value RMB500,000, from September 2024 to September 2025 and (b) Contract value RMB100,000, from September 2023 to September 2024.
(5)	The original contract value is $60,665 or RMB438,000, consist of three contract and contract term is from one year to three years. The contract periods are (a) Contract value RMB100,000, from June 2021 to June 2024; (b) Contact value RMB300,000, from May 2023 to May 2024 and (c) Contract value RMB38,000, form March 2024 to March 2025.

NOTE 14 OPERATING LEASES

As of May 31, 2026, the Company has total two separate operating lease agreements for an office space and a warehouse in PRC with remaining lease terms of from 3 month to 22 months.” Leases with an initial term of 12 months or less are not recorded on the balance sheet; Short-term lease expense was $15,941 and nil for the year ended May 31, 2026 and 2025. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of May 31, 2026 and May 31, 2025:

Assets/liabilities	Classification	May 31, 2026 $	May 31, 2025 $
Assets
Operating lease right-of-use assets	Operating lease assets	32,131	13,075

Liabilities Current
Operating lease liability - current	Current operating lease liabilities	23,279	13,611

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	8,852	-

Total lease liabilities		32,131	13,611

The operating lease expense for the year ended May 31, 2026 and 2025 were as follows:

		As of May 31,
Lease cost	Classification	2026	2025
		$	$
Operating lease cost	General and administrative Expenses	52,281	77,837

Maturities of operating lease liabilities as of May 31, 2026 were as follows:

Maturity of Lease Liabilities	Operating Leases $
2027	23,816
2028	8,978
Total lease payments	32,794
Less: interest	(663)
Present value of lease payments	32,131

Maturities of operating lease liabilities as of May 31, 2025, were as follows:

Maturity of Lease Liabilities	Operating Leases $
Remaining of 2026	13,707
2027
Total lease payments	13,707
Less: interest	(96)
Present value of lease payments	13,611

Supplemental information related to operating leases was as follows:

	For The Year Ended May 31,
	2026	2025
	$	$
Cash paid for amounts included in the measurement of lease liabilities	52,566	73,690
New operating lease assets obtained in exchange for operating lease liabilities	70,801	17,463
Weighted average remaining lease term	0.72 year	0.29 year
Weighted average discount rate	3.00%	4.75%

For the year ended May 31, 2026 and 2025, the amortization of the operating lease right of use assets are $51,745 and $75,432 respectively.

NOTE 15 INCOME TAXES

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended May 31, 2026 and 2025, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On August 2, 2023, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation, [2023] No. 12 for small-scale and low-profit enterprises whose annual taxable income is less than RMB3,000,000 (including RMB3,000,000), approximately $426,743, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB3,000,000, approximately $426,743, then the income tax rate of 25% is applied.

The criterion to qualify as a small-scale and low-profit enterprises are as below:

●	The enterprise is engaged in industries not restricted or prohibited by the PRC
●	Its annual taxable income does not exceed RMB3,000,000.
●	The average number of employees is not more than 300 persons (including regular employees and dispatched labour workers)
●	The total amount of assets is not more than RMB50,000,000.

The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau.

The components of the income tax provision are as follows:

	As of May 31,
	2026	2025
	$	$
Current
- United States of America	9,018	-
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	-	1,448
Current Income Tax Provision	9,018	1,448

Deferred
- United States of America	-	36,777
- British Virgin Islands	-	-
- Hong Kong	-	-
- The PRC	-	-
Deferred Income Tax Provision	-	36,777

Tax Refund - The PRC	-	(3,764)

Total	9,018	34,461

The components of deferred tax assets are summarized as follows:

	May 31, 2026	May 31, 2025
	$	$
Deferred tax assets - US NOLs	189,983	226,056
Deferred tax assets - PRC NOLs	180,660	111,325
Gross deferred tax assets	370,643	337,381
Valuation allowance	(370,643)	(337,381)
Deferred tax assets – U.S. NOLs	-	-

The net operating loss carryforwards of the entities in the U.S., and the PRC were $189,983 and $180,660, respectively, as of May 31, 2026. As of May 31, 2025, the net operating loss carryforwards of the entities in the U.S. and the PRC were $226,056 and $111,325, respectively. The net operating losses of the entities in the U.S. can be carried forward indefinitely, while the net operating losses of the PRC entity can be carried forward for five years. The deferred tax assets related to these net operating losses carryforwards were fully offset by a valuation allowance, as the Group does not expect to generate sufficient future taxable income to realize these net operating loss carryforwards.

A reconciliation of income tax expense, net determined at U.S federal statutory income tax rate to the Company’s actual income tax expense is as follows:

	May 31, 2026	May 31, 2025
	$	$
Loss before tax	(662)	(2,249,564)
Statutory income tax rate	21%	21%
Income tax expense (benefit) at statutory rate	(139)	(472,407)
Foreign tax differential	(8,531)	(74,425)
Non-deductible expenses	88,606	-
Net operating loss utilised	(37,656)	-
Change in valuation allowance	(33,262)	581,293
Income tax expense	9,018	34,461

The reconciliation of the U.S federal statutory income tax rate to the Company’s effective tax rate is as follows:

	May 31, 2026	May 31, 2025
	%	%
U.S. Federal statutory income tax rate	21	21
Foreign tax differential	1,289	3
Non deductible expenses	(13,385)	-
Net operating loss utilised	5,688	-
Change in valuation allowance	5,024	(26)
Effective income tax rate	(1,363)	(2)

NOTE 16 SEGMENT INFORMATION

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

Currently, the Company has two reportable business segments:

(1)	Brand Name Management Fees and Services, mainly provided brand name “Chejiangling/Teenage Hero Car” to the customers. Customers are authorized to operate their workshop under the brand name of “Chejiangling/Teenage Hero Car”.
(2)	Sales of Automotive Products (including Motor Oil, Auto Parts, Fuel Additive Cleaner, Exhaust Gas Cleaner and others).

In the following table, revenue is disaggregated by reportable segments:

	For The Year Ended May 31, 2026
	Brand Name Management Fees and Services Segment	Automotive Products	Total
	$	$	$
Revenue
Brand Name Management Fees and Services	189,394	-	189,394
Automotive Products	-	342,212	342,212
Total Revenue	189,394	342,212	531,606

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-
Automotive Products	-	(175,396)	(175,396)
Total Cost of Goods Sold	-	(175,396)	(175,396)

Gross Profit	189,394	166,816	356,210

Other Income	106,834	193,036	299,870

Operating Expenses
Selling and Distribution	(87,931)	(158,881)	(246,812)
General and Administrative	(146,050)	(263,896)	(409,946)
Total Operating Expenses	(233,981)	(422,777)	(656,758)

Segment Profit/(Loss) from Operation	62,247	(62,925)	(678)

	For The Year Ended May 31, 2025
	Brand Name Management Fees and Services Segment	Automotive Products	Total
	$	$	$
Revenue
Brand Name Management Fees and Services	314,728	-	314,728
Automotive Products	-	143,904	143,904
Total Revenue	314,728	143,904	458,632

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-
Automotive Products	-	(85,975)	(85,975)
Total Cost of Goods Sold	-	(85,975)	(85,975)

Gross Profit	314,728	57,929	372,657

Other Expenses	(349)	(159)	(508)

Operating Expenses
Selling and Distribution	(134,018)	(61,277)	(195,295)
General and Administrative	(1,665,093)	(761,335)	(2,426,428)
Total Operating Expenses	(1,799,111)	(822,612)	(2,621,723)

Segment Loss from Operation	(1,484,732)	(764,842)	(2,249,574)

NOTE 17 SHAREHOLDER EQUITY

The Company has authorized 490,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of May 31, 2026 and 2025, there were 102,270,517 and 102,270,517, respectively, common shares issued and outstanding. There were no shares of preferred stock issued and outstanding as of May 31, 2026 and 2025.

All outstanding Series A Preferred Stock was converted into common shares on October 8, 2019.

NOTE 18 RISK OF CONCENTRATION

(a) Major Customers

For the year ended May 31, 2026 there was no customers who accounted 10% of total revenue, and a customer is accounted 10.68% of total revenue for the year ended May 31, 2025.

(b) Major Suppliers

For the year ended May 31, 2026 and 2025, the vendors who accounted for 10% or more of the Company’s total purchase are presented as follows:

	For The Year Ended May 31,		For The Year Ended May 31,
	2026	2025	2026	2025
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	145,125	95,324	92%	69%
Guangzhou Kangtu Ecological Technology Co., Ltd.	6,099	39,695	4%	29%
Total	151,224	135,019	96%	98%

NOTE 19 COMMITMENTS AND CONTIGENCIES

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As of May 31, 2026 and May 31, 2025, the Company did not have any significant commitments and contingencies involved.

NOTE 20 SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2026 to the date these financial statements were issued and has determined that there is no other matter or circumstance arisen since May 31 2026, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

