Form 10-Q
period 2026-08-31
CXJ GROUP CO., Ltd
filed 2026-10-22
CIK 1823635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 10, 2026
Common Stock, $0.001 par value	102,394,517

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying interim financial statements of CXJ GROUP CO., Limited (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are unaudited and condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF August 31, 2026 and May 31, 2026

(Currency Expressed in United States Dollars (“US$”), Except For Number of Shares)

	August 31, 2026	May 31, 2026
	Unaudited	Audited
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	55,784	72,052
Accounts receivables	3,554	3,156
Prepayments	7,272	5,971
Deposits and other receivables	41,124	43,775
Due from related parties	182,757	129,489
Inventories	23,678	38,403
Total Current Assets	314,169	292,846

NON-CURRENT ASSETS
Property and equipment, net	1,251	1,464
Operating lease right-of-use assets	16,810	32,131
Total Non-current Assets	18,061	33,595

TOTAL ASSETS	332,230	326,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	53,210	47,288
Contract liabilities	880,498	1,070,405
Accrued expenses and other payables	448,758	407,732
Due to related party	537,298	392,903
Operating lease liabilities, current portion	10,466	23,279
Total Current Liabilities	1,930,230	1,941,607

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	6,344	8,852

TOTAL LIABILITIES	1,936,574	1,950,459

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 490,000,000 and 490,000,000 shares authorized, 102,270,517 and 102,270,517 shares issued and outstanding as of August 31,2026 and May 31,2026 respectively	102,271	102,271
Additional paid-in capital	5,958,556	5,958,556
Accumulated other comprehensive income	(35,743)	(27,660)
Accumulated deficit	(7,629,428)	(7,657,185)
Total CXJ Group Stockholders’ Equity	(1,604,344)	(1,624,018)
Non-controlling interest	-	-
TOTAL STOCKHOLDERS’ EQUITY	(1,604,344)	(1,624,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	332,230	326,441

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026

and 2025

(Currency Expressed in United States Dollars (“US$”), Except For Number of Shares)

	For The Three Months Ended
	August 31, 2026	August 31, 2025
	Unaudited	Unaudited
	$	$
Revenue	222,612	91,005

Cost of revenue	(94,052)	(16,044)
Gross profit	128,560	74,961

Selling and distribution expenses	(48,395)	(43,066)
General and administrative expenses	(82,330)	(78,559)
Loss from operations	(2,165)	(46,664)

Interest income	6	2
Other income/(expenses)	29,916	(114)
Profit/(Loss) before income tax	27,757	(46,776)

Income tax	-	-
Profit/(Loss) attributable to shareholders	27,757	(46,776)
Other comprehensive income/(loss):
- Foreign exchange adjustment (loss)/income	(8,083)	(7,175)
Comprehensive profit/(loss)	19,674	(53,951)

Net profit/(loss) per share - Basic and diluted	0.00	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	102,270,517	102,269,969

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(Currency Expressed in United States Dollars (“US$”), Except For Number of Shares)

(Unaudited)

For the three months ended August 31, 2026

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2026	102,270,517	102,271	5,958,556	(27,660)	(7,657,185)	(1,624,018)
Foreign Exchange Adjustment Loss	-	-	-	(8,083)	-	(8,083)
Net Profit	-	-	-	-	27,757	27,757
Balance as of August 31, 2026	102,270,517	102,271	5,958,556	(35,743)	(7,629,428)	(1,604,344)

For the three months ended August 31, 2025

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$
Balance as of May 31, 2025	102,270,517	102,271	5,958,556	31,567	(7,647,505)	(1,555,111)
Foreign Exchange Adjustment Loss	-	-	-	(7,175)	-	(7,175)
Net Loss	-	-	-	-	(46,776)	(46,776)
Balance as of August 31, 2025	102,270,517	102,271	5,958,556	24,392	(7,694,281)	(1,609,062)

CXJ GROUP CO., LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 and 2025

(Currency Expressed in United States Dollars (“US$”), Except For Number of Shares)

(Unaudited)

	For The Three Months Ended
	August 31, 2026	August 31, 2025
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	27,757	(46,776)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	222	552
Inventory written back	(24)	-
Amortization of right-of-use assets	15,468	15,338
Changes in operating assets and liabilities:
Accounts receivables	(373)	-
Prepayments, deposits and other receivables	1,709	(12,969)
Inventories	14,946	7,893
Accounts payable	5,538	(4,892)
Contract liabilities	(196,701)	72,111
Accrued liabilities and other payable	38,781	19,115
Operating lease liabilities	(15,468)	(15,585)

Net cash (used in)/ provided by operating activities	(108,145)	34,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	(51,997)	-
Net cash used in investing activities	(51,997)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	142,565	3,849
Net cash provided by financing activities	142,565	3,849
Effect of exchange rate changes on cash and cash equivalents	1,309	573
Net change in cash and cash equivalents	(16,268)	39,209
Cash and cash equivalents, beginning of period	72,052	10,037
CASH AND CASH EQUIVALENTS, END OF PERIOD	55,784	49,246

Supplemental disclosures of cash flow information:
Income tax paid (refund)	-	-
Interest paid	-	-

CXJ GROUP CO., LIMITED

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 and year ended may 31, 2026

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

Furthermore, if future laws, administrative regulations, or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operation.

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

On September 8, 2026, the Company entered the Subscription Agreement with Suwen Wang (the “Purchaser”) to issue and sales of an aggregate of 124,000 shares at a price of $0.588 per shares with each share consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The net proceeds to the Company amounted to $72,912 and went directly to the Company as working capital.

On September 28, 2026, Hangzhou Hangshui Commercial Operation Management Co., Ltd. (HZ Hangshui) was established by SZ CXJ, Zhejiang Hangshui Water Affairs Holding Group Co., Ltd (ZJ Water), Hangzhou Zeyuan Shuzhi Health Technology Co., Ltd (HZ Health) and Hangzhou Zecang Enterprise Management Consulting Partnership (Limited Partnership) (HZ Zecang).

The equity interests of the are held as follows: SZ CXJ holds 51%, ZJ Water holds 15%, HZ Health holds 4% and HZ Zecang holds 30%, respectively. SZ CXJ is also directly holds a 34% of equity interest of HZ Zecang, and directly and indirectly controls 61.2% of the equity interest in the new company HZ Hangshui.

ECXJ, through its wholly owned subsidiary, CXJ and its subsidiaries and the VIEs, own and operate an active automobiles products trading and services business in the People’s Republic of China.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and liquidation

The condensed consolidated balance sheets as of August 31, 2026 and May 31, 2026 and the condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the three months ended August 31, 2026 and 2025 have been prepared by the Company in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

The Company incurred net profit of $27,757 and net loss of $46,776 during the three months ended August 31, 2026 and 2025, respectively. As of August 31, 2026 and May 31, 2026, the Company had an accumulated deficit of $7,629,428 and $7,657,185, respectively. The Company’s net cash inflow used in operations was $108,145, during the three months ended August 31, 2026.

As of August 31, 2026 and May 31, 2026, the Company had cash and cash equivalents of $55,784 and $72,052, and current liabilities of $1,930,230 and $1,941,607 respectively. The Company’s China subsidiaries and VIE are subject to preapproval from the State Administration of Foreign Exchange (“SAFE”) for non-domestic financing. Additionally, the amount of cash available for transfer from the China subsidiaries and the VIE for use by the Company’s non-China subsidiaries is also limited both by the liquidity needs of the subsidiaries in China and the restriction on foreign currency exchange by Chinese government-mandated limitations including currency exchange controls on certain transfers of funds outside of China.

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

The following table sets forth its subsidiaries and the VIE, including their country of incorporation or residence and our ownership interest in such subsidiaries. Please see “Note 5 VIE Structure and Arrangements”.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended August 31,
	2026	2025
Period-end RMB: US$1 exchange rate	6.72	7.13
Period-average RMB: US$1 exchange rate	6.76	7.18

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

Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts for the period ended August 31, 2026.

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

●	Sales of automotive products

We generate revenue primarily from the sales of automotive products such as motor oil, auto parts, exhaust gas cleaners and fuel additive cleaners directly to customers. For the three months ended August 31, 2026 and 2025, revenue of $222,612 and $24,127, respectively, was recognized from the sale of automotive products.

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

●	Brand name management fees and services

Brand name management fees and services are derived from providing members with access to and use of the Company’s “Teenage Hero Car” brand name and related signage. For the three months ended August 31, 2026 and 2025, revenue of $0 and $66,878, respectively, was recognized from brand name management fees.

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

Sales and distribution expenses

Sales and distribution expenses consist of payroll related costs, promotion expenses, transportation costs, office expenses, travelling and entertainment expenses.

General and administrative expenses

General and administrative expenses consist of payroll related costs, consultancy expenses, rental expenses, office expense, travelling and entertainment expenses.

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

Liquidity risk

For the three months ended August 31, 2026, we had net cash used in operating activities of $108,145, compared with net cash provided by operating activities of $34,787 for the corresponding three-month period in the prior year. We recorded a net profit of $27,757 for the current quarter and net loss of $46,776 for the comparative period, while we continued to maintain an accumulated deficit as of August 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern.

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

2) Major customers

For the three months ended August 31, 2026, the revenue from three customers were more than 10% of total revenue, they were accounted for $81,587 or 36.6% of total revenue. For the three months ended August 31, 2025, there was four customer’s revenue more than 10% of total revenue, they were accounted for $65,783 or 72.1% of total revenue.

3) Major vendors

A significant amount of the purchase costs is derived from major Vendors. For the three months ended August 31, 2026, the Company had two vendors that accounted for $78,541 or 100% of total purchase costs. For the three months ended August 31, 2025, the Company had two vendors that accounted for $11,666 or 99.6% of total purchase costs.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going-concern depends upon its ability to market and sell its products to generate positive operating cash flows. The Company incurred a net profit of $27,757 for the three months ended August 31, 2026, and had an accumulated deficit of $7,629,428 and negative net assets of $1,604,344 as of August 31, 2026.

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

NOTE 4. ACQUISITION

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

On August 19, 2021, CXJ Technology (Hangzhou) Co., Ltd acquired 51% equity interest of Shenzhen Lanbei Ecological Technology Co., Ltd (a Chinese company) from Shenzhen Baiwen Enterprise Management Consulting Co., Ltd with a purchase consideration of RMB1. After the acquisition comes into effect, Shenzhen Lanbei Ecological Technology Co., Ltd shares profits and risks and losses in proportion to the equity. Lixin Cai became the legal representative of Shenzhen Lanbei Ecological Technology Co., Ltd.

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

NOTE 5. VIE STRUCTURE AND ARRANGEMENTS

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

Assets of the VIEs can only be used to settle their obligation and creditors of the VIEs have no recourse to the Company’s or WFOE’s general credit. The Company consolidated its VIE as of August 31, 2026 and May 31, 2025. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	August 31, 2026	May 31, 2026
	$	$
Current assets	303,523	425,719
Noncurrent assets	17,961	33,423
Total assets	321,484	459,142
Total liabilities	1,129,401	1,280,598
Net liabilities	(807,917)	(821,456)

The VIE’s liabilities consisted of the following as of August 31, 2026 and May 31, 2026:

	August 31, 2026	May 31, 2026
	$	$
Current liabilities
Intercompany balances - Payable	372	369
Accounts payable	16,883	11,229
Contract liabilities	880,498	1,070,405
Accrued liabilities, other payables and deposits received	214,838	166,464
Operating lease obligations, currents	10,466	23,279
Total current liabilities	1,123,057	1,271,746
Total noncurrent liabilities
Operating lease obligations, net of current portion	6,344	8,852
Total noncurrent liabilities	6,344	8,852
Total liabilities	1,129,401	1,280,598

The operating results of the VIE as of August 31, 2026 and 2025 were as follows:

	For the three months ended August 31,
	2026	2025
	$	$
Revenue	222,054	91,005
Total operating costs and expenses	(202,448)	(116,030)
Profit/(Loss) from operations	19,606	(25,025)
Interest income	6	1
Other expenses	(77)	(114)
Profit/(Loss) before income tax	19,535	(25,138)
Income tax expense	-	-
Profit/(Loss) after taxation	19,535	(25,138)
Less: Non-controlling interest	-	-
Net Profit/(Loss) for the year	19,535	(25,138)

The cash flows of VIE as of August 31, 2026 and 2025 were as below:

	For the three months ended August 31,
	2026	2025
Cash Flows (Used In)/Provided By Operating Activities	(108,547)	42,784
Cash Flows Provided By Investing Activities	150	403
Cash Flows Provided By Financing Activities.	43,861	836
Effects On Change In Foreign Exchange Rate	116	344
Net Change In Cash During The Period	(64,420)	44,367

NOTE 6. ACCOUNTS RECEIVABLE, NET

As of August 31, 2026 and May 31, 2026, there are no allowance for expected credit loss, our accounts receivables are $3,554 and $3,156 respectively. The assessment for recoverability and any related allowance for expected losses will be performed at the fiscal year end of May 31, 2027.

NOTE 7. PREPAYMENTS

As of August 31, 2026 and May 31, 2026, prepayments are $7,272 and $5,971 respectively.

As of
	August 31, 2026	May 31, 2026	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Prepayments	7,272	5,971	1,301

Prepayments balance of $7,272 consists of advances to suppliers for goods and services. As of August 31, 2026 and May 31, 2026, prepayments balances are $7,272 and $5,971 respectively, representing an increase of $1,301. The increment is mainly attributable to prepayments made to suppliers for goods and services.

NOTE 8. DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following as of August 31, 2026 and May 31, 2026:

	As of
	August 31, 2026	May 31, 2026	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Deposits paid	12,790	12,695	95
Other receivables	28,334	31,080	(2,746)
Total	41,124	43,775	(2,651)

The deposits balance of $12,790 represents deposits paid to the landlords for office and warehouse rentals. Other receivables balance of $28,334 consists of advances to staff for business conferences and functions, travel expenses and office expenses.

As of August 31, 2026 and May 31, 2026, deposit and other receivables balances are $41,124 and $43,775 respectively, representing a decrease of $2,651. This decrease is primarily attributable to decrease in staff advance $2,746 and offset increase in deposit of $95.

NOTE 9. INVENTORY, NET

Inventories consisting principally of product held for sale, is stated at the lower of average cost and net realizable value. As of August 31, 2026 and May 31, 2026, the inventory consists as of following:

	As of
	August 31, 2026	May 31, 2026	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Inventory	41,145	55,767	(14,622)
Inventory written-down	(16,697)	(16,721)	24
Foreign translation difference	(770)	(643)	(127)
Inventory, net	23,678	38,403	(14,725)

As of August 31, 2026, the inventory written-down decreased by $24. This was mainly attributable to the sale of relevant goods during the period.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Property, plant and equipment consisted of the following:

	As of
	August 31, 2026	May 31, 2026	Increase/ (Decrease)
	$	$	$
Property, Plant and Equipment	9,071	9,071	-
Less: Accumulated depreciation	(7,852)	(7,630)	(222)
Foreign translation difference	32	23	9
Total	1,251	1,464	(213)

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

The summary of impairment loss on goodwill is as below:

$
Goodwill as of May 31, 2020	4,763,015
Impaired goodwill written off - May 31, 2021	(322,972)
Goodwill as of May 31, 2021	4,440,043
Impaired goodwill written off - May 31, 2022	(1,006,432)
Goodwill as of May 31, 2022	3,433,611
Impaired goodwill written off - May 31, 2023	(641,050)
Goodwill as of May 31, 2023	2,792,561
Impaired goodwill written off - May 31, 2024	(1,049,984)
Goodwill as of May 31, 2024	1,742,577
Impaired goodwill written off - May 31, 2025	(1,742,577)
Goodwill as of May 31, 2025	-

NOTE 12. ACCOUNTS PAYABLE

Accounts payable consists of the following:

As of
	August 31, 2026	May 31, 2026	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accounts Payable	53,210	47,288	5,922

The account payable balance of $53,210 includes payable to vendors for motor oil and auto parts.

NOTE 13. CONTRACT LIABILITIES

Contract liabilities consist of the following:

As of
	August 31, 2026	May 31, 2026	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Contract Liabilities	880,498	1,070,405	(189,907)

Contract liabilities balance of $880,498 consists of advances from customers for brand name management fees and providing of goods and services.

As of August 31, 2026 and May 31, 2026, contract liabilities balances were $880,498 and $1,070,405 respectively, representing a decrease of $189,907. The decrease of $189,907 was primarily attributable to a $184,219 decrease in contract liabilities related to goods and services, mainly due to the increase of sales of motor oil and auto parts for the three months ended August 31, 2026, and decrease of brand name management fees of $5,688.

The breakdown as below:

Contract Liabilities	August 31, 2026	May 31, 2026
	$	$
Opening balance	1,070,405	595,108
Closing balance	880,498	1,070,405

Revenue recognized during the three months ended August 31, 2026 and year ended May 31, 2026 that was included in the contract liability balance at the beginning of each respective year amounted to $184,676 and $299,976 respectively.

NOTE 14. ACCRUED EXPENSES, DEPOSITS RECEIVED AND OTHER PAYABLES

Accrued expenses, deposit received and other payable consist of the following:

	As of
	August 31, 2026	May 31, 2026	Increase/ (Decrease)
	(unaudited)	(audited)
	$	$	$
Accrued Expenses	277,076	234,527	42,549
Deposit Received	69,940	71,639	(1,699)
Other Payable	101,742	101,566	176
Total	448,758	407,732	41,026

Accrued expenses balance of $277,076 consists payroll related costs, audit fee and VAT payable. Deposit received balance of $69,940 is the warranty for usage of brand name. Other payable balance of $101,742 includes the short- term borrowing from third party of $92,813 for working capital, which is one year term, unsecured and interest-free and $8,929 is the refundable intention fees.

As of August 31, 2026 and May 31, 2026, the accrued expenses, deposit received and other payable balances are $448,758 and $407,732 respectively, as compared that is an increase of $41,026. The increment is mainly due to increase in accrued expenses of $42,549 and other payable of $176, and offset decrease in deposits received of $1,699.

NOTE 15. RELATED PARTY TRANSACTIONS

Amounts due from related parties as of August 31, 2026 and May 31, 2026 are as follows:

Amounts due from related parties

		As of
	Relationship with the Company	August 31, 2026	May 31, 2026
		(unaudited)	(audited)
		$	$
New Charles Technology Group Limited	Controlled by Lixin Cai	300	300
Hangzhou Xieli Internet Technology Co., Ltd	Controlled by Cuiyao Luo	182,457	129,189
Total		182,757	129,489

As of August 31, 2026, the Company paid expenses of $300 on behalf of New Charles Technology Group Limited. The Company also advanced an unsecured, interest-free short-term loan of $182,457 to Hangzhou Xielie Internet Technology Co., Limited for payment of administrative expenses. This loan is unsecured, interest-free and repayable on demand.

Amounts due to related parties

As of August 31, 2026 Cuiyao Luo, Lixin Cai and Rudong Shi advanced $526,630, $500 and $10,268, respectively to the Company. These advances are unsecured, interest-free, provided for working capital purposes to cover administrative expenses. These advances are payable on demand.

Business transactions with related parties

		As of
	Relationship with the Company	August 31, 2026	May 31, 2026
		(unaudited)	(audited)
		$	$
Cuiyao Luo	CFO & major shareholder	526,530	382,211
Lixin Cai	CEO & director	500	500
Rudong Shi	Director	10,268	10,192
Total		537,298	392,903

As of August 31, 2026 and 2025, the Company has business transactions with minority shareholders, below are the detail:

Name of Related Parties	Relationship with the Company	Nature of Revenue	As of August 31, 2026	As of August 31, 2025
			$	$
Jinan Jieshun Vehicle Service Co., Ltd.and Jinan Jiehuiya Vehicle Service Co., Ltd.(1)	Controlled by ShenJie Guo, who owing 0.015% of Company equity	Brand name management fee	-	16,424
Suzhou Tongxuan Vehicle Service Co., Ltd. (2)	Controlled by GenRong Zhang, who owing 0.015% of Company equity	Brand name management fee	-	16,511
Zhenzhou Maozuo Vehicle Service Co., Ltd. (3)	Controlled by WenZhen Guo, who owing 0.015% of Company equity	Brand name management fee	-	16,424
Changsha Shengqun Vehicle Service Co., Ltd.and Shaoyang Hengchao Vehicle Co., Ltd.(4)	Controlled by Zhongxin Lei, who owing 0.176% of Company equity	Brand name management fee	-	16,424

(1)	The original contract value is $96,953 or RMB700,000, consist of three contracts and contract term is one year. The contract periods are (a) Contract value RMB100,000, from May 2023 to May 2024; (b) Contract value RMB100,000, from August 2023 to August 2024 and (c) Contract value RMB500,000, from September 2024 to September 2025.
(2)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from August 2024 to August 2025.
(3)	The original contract value is $69,252 or RMB500,000, the contract term is one year. The contract period is from September 2024 to September 2025.
(4)	The original contract value is $83,102 or RMB600,000, consist of two contracts and contract term is one year. The contract periods are (a) Contract value RMB500,000, from September 2024 to September 2025 and (b) Contract value RMB100,000, from September 2023 to September 2024.
(5)	The original contract value is $60,665 or RMB438,000, consist of three contract and contract term is from one year to three years. The contract periods are (a) Contract value RMB100,000, from June 2021 to June 2024; (b) Contact value RMB300,000, from May 2023 to May 2024 and (c) Contract value RMB38,000, form March 2024 to March 2025.

NOTE 16. OPERATING LEASE

As of August 31, 2026, the Company has total two separate operating lease agreements for an office space and a warehouse in PRC with remaining lease terms of from less than 1 month to 19 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet; The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of August 31, 2026 and May 31, 2026:

Assets/liabilities	Classification	August 31, 2026	May 31, 2026
		$	$
Assets
Operating lease right-of-use assets	Operating lease assets	16,810	32,131

Liabilities
Current
Operating lease liability – current	Current operating lease liabilities	10,466	23,279

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	6,344	8,852

Total lease liabilities		16,810	32,131

The operating lease expense for the three months ended August 31, 2026 and 2025 were as follows:

		As of August 31,
Lease cost	Classification	2026	2025
		$	$
Operating lease cost	General and administrative Expenses	15,468	15,585

Maturities of operating lease liabilities as of August 31, 2026 were as follows:

Maturity of Lease Liabilities	Operating Leases
$
2027	10,824
2028	6,410
Total lease payments	17,234
Less: interest	(424)
Present value of lease payments	16,810

Maturities of operating lease liabilities as of May 31, 2026, were as follows:

Maturity of Lease Liabilities	Operating Leases
$
2027	23,816
2028	8,978
Total lease payments	32,794
Less: interest	(663)
Present value of lease payments	32,131

Supplemental information related to operating leases was as follows:

	For The Period Ended August 31,
	2026	2025
	$	$
Cash paid for amounts included in the measurement of lease liabilities	15,468	15,338
New operating lease assets obtained in exchange for operating lease liabilities	-	13,996
Weighted average remaining lease term	0.79 year	0.72 year
Weighted average discount rate	3%	4.75%

Amortization expense was $15,468 and $15,338 for the three months ended August 31, 2026 and 2025, respectively.

NOTE 17. INCOME TAXES

United States

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

The criterion to qualify as a small-scale and low-profit enterprises are as below:

●	The enterprise is engaged in industries not restricted or prohibited by the PRC
●	Its annual taxable income does not exceed RMB3,000,000.
●	The average number of employees is not more than 300 persons (including regular employees and dispatched labour workers)
●	The total amount of assets is not more than RMB50,000,000.

The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau.

Income tax expense for the three months ended August 31, 2026 and August 31, 2025, respectively are as follows:

For The Three Months Ended August 31,
	2026	2025
	$	$
Current	-	-
Deferred	-	-
Income tax credit	-	-

There is no income tax expense for the three months ended August 31, 2026 and 2025.

A reconciliation of income tax expense, net determined at U.S federal statutory income tax rate to the Company’s actual income tax expense is as follows:

	August 31, 2026	August 31, 2025
	$	$
Loss before tax	27,757	(46,776)
Statutory income tax rate	21%	21%
Income tax expense (benefit) at statutory rate	5,828	(9,824)
Foreign tax differential	477	(1,501)
Non taxable income	(698)	-
NOL utilised	(2,157)	-
Change in valuation allowance	(3,450)	11,325
Income tax expense	-	-

The reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	August 31, 2026	August 31, 2025
U.S. Federal statutory income tax rate	21%	21%
Foreign tax differential	2%	3%
Non taxable income	-3%	-
NOL utilised	-8%	-
Change in valuation allowance	-12%	-24%
Effective income tax rate	-	-

The components of deferred tax assets are summarized as follows:

	August 31, 2026	August 31, 2025
	$	$
Deferred tax assets - US NOLs	187,325	187,325
Deferred tax assets - PRC NOLs	179,008	175,558
Gross deferred tax assets	366,333	362,883
Valuation allowance	(366,333)	(362,883)
Deferred tax assets – U.S. NOLs	-	-

The net operating loss carryforwards of the entities in the U.S., and the PRC were $187,325 and $179,008, respectively, as of August 31, 2026. As of August, 2025, the net operating loss carryforwards of the entities in the U.S. and the PRC were $187,325 and $175,558, respectively. The net operating losses of the entities in the U.S. can be carried forward indefinitely, while the net operating losses of the PRC entity can be carried forward for five years. The deferred tax assets related to these net operating losses carryforwards were fully offset by a valuation allowance, as the Group does not expect to generate sufficient future taxable income to realize these net operating loss carryforwards.

NOTE 18. SEGMENT INFORMATION

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

Currently, the Company has two reportable business segments:

(1)	Brand Name Management Fees and Services, mainly provided brand name “Chejiangling/Teenage Hero Car” to the customers. Customers are authorized to operate their workshop under the brand name of “Chejiangling/Teenage Hero Car”.
(2)	Automotive Products and others, including sales of Motor Oil, Auto Parts, Exhaust Gas Cleaners, Fuel Additive Cleaners and others to the customers.

In the following table, revenue is disaggregated by reportable segments:

For the three months ended August 31, 2026

	For The Three Months Ended August 31, 2026
	Brand Name Management Fees and Services Segment	Automotive Products and others	Total
	$	$	$
Revenue
Brand Name Management Fees and Services	-	-	-
Automotive Products and others	-	222,612	222,612
Total Revenue	-	222,612	222,612

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-
Automotive Products and others	-	(94,052)	(94,052)
Total Cost of Goods Sold	-	(94,052)	(94,052)

Gross Profit	-	128,560	128,560

Operating Expenses
Selling and Distribution		(48,395)	(48,395)
General and Administrative		(82,330)	(82,330)
Total Operating Expenses	-	(130,725)	(130,725)

Segment Loss from Operation	-	(2,165)	(2,165)
Interest Income		6	6
Other Income		29,916	29,916

Segment Profit Before Income Tax	-	27,757	27,757
Income Tax	-	-	-
Segment Profit Attributable to Shareholders	-	27,757	27,757

For the three months ended August 31, 2025

	For The Three Months Ended August 31, 2025
	Brand Name Management Fees and Services	Automotive Products and others	Total
	$	$	$
Revenue
Brand Name Management Fees and Services	66,878	-	66,878
Automotive Products and others	-	24,127	24,127
Total Revenue	66,878	24,127	91,005

Cost of Goods Sold
Brand Name Management Fees and Services	-	-	-
Automotive Products and others	-	(16,044)	(16,044)
Total Cost of Goods Sold	-	(16,044)	(16,044)

Gross Profit	66,878	8,083	74,961

Operating Expenses
Selling and Distribution	(31,649)	(11,417)	(43,066)
General and Administrative	(57,732)	(20,827)	(78,559)
Total Operating Expenses	(89,381)	(32,244)	(121,625)

Segment Loss from Operation	(22,503)	(24,161)	(46,664)
Interest Income	2	-	2
Other Expenses	(84)	(30)	(114)

Segment Loss Before Income Tax	(22,585)	(24,191)	(46,776)
Income Tax	-	-	-
Segment Loss Attributable to Shareholders	(22,585)	(24,191)	(46,776)

NOTE 19. SHAREHOLDER EQUITY

The Company has authorized 490,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of August 31, 2026 and May 31, 2026, there were 102,270,517 and 102,270,517, respectively, common shares issued and outstanding. There was no new share issued during the period ended August 31, 2026.

NOTE 20. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended August 31, 2026 and 2025, the customers who accounted for 10% of total revenue were presented as follows:

	For The Three Months Ended August 31,		For The Three Months Ended August 31,
	2026	2025	2026	2025
	$	$	%	%
Jinan Jieshun Vehicle Service Co., Ltd.	-	16,424	-	18.0%
Suzhou Tongxuan Vehicle Service Co., Ltd.	-	16,511	-	18.1%
Zhengzhou Maozhuo Vehicle Service Co., Ltd.	-	16,424	-	18.0%
Changsha Shengqun Vehicle Service Co., Ltd.	-	16,424	-	18.0%
Henan Jiaozuo Jiefang East Road Chain Center	24,808	-	11.1%	-
Hunan Chenzhou Zixing Luowei Chain Center	29,902	-	13.4%	-
Hunan Shaoyang Wulipai Chain Center	26,877	-	12.1%	-
Total	81,587	65,783	36.6%	72.1%

(b) Major Suppliers

For the three months ended August 31, 2026 and 2025, the vendors who accounted for 10% or more of the Company’s total purchase costs were presented as follows:

	For The Three Months Ended August 31,		For The Three Months Ended August 31,
	2026	2025	2026	2025
	$	$	%	%
Foshanshi Yuansheng Blue Sea Automobile Technology Service Co., Ltd	75,796	10,986	96.5%	93.8%

NOTE 21 COMMITMENTS AND CONTIGENCIES

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As of August 31, 2026 and August 31, 2025, the Company did not have any significant commitments and contingencies involved.

NOTE 22 SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2026 to the date these financial statements were issued and has determined that on September 8, 2026, the Company entered the subscription agreement with Suwen Wang to issue 124,000 shares at a price of $0.588 per share with each share consisting of one share of the Company’s common stock, par value $0.001 per share.

On September 28, 2026, Hangzhou Hangshui Commercial Operation Management Co., Ltd. (HZ Hangshui) was established by SZ CXJ, Zhejiang Hangshui Water Affairs Holding Group Co., Ltd (ZJ Water), Hangzhou Zeyuan Shuzhi Health Technology Co., Ltd (HZ Health) and Hangzhou Zecang Enterprise Management Consulting Partnership (Limited Partnership) (HZ Zecang) set a new company.

The equity interests of the are held as follows: SZ CXJ holds 51%, ZJ Water holds 15%, HZ Health holds 4% and HZ Zecang holds 30%, respectively. SZ CXJ is also directly holds a 34% of equity interest of HZ Zecang, and directly and indirectly controls 61.2% of the equity interest in the new company HZ Hangshui.

Other than the above, there is no other matter or circumstance arisen since August 31, 2026, which has significantly affected the operations of the Company, the results of those operations, or the state of affairs of the Company in subsequent financial years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Report for the period ended August 31, 2026 and the condensed consolidated financial statements included in this Report. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

	For the Three Months Ended August 31,		Quarter to Quarter Comparison
	2026	2025	Increase/ (Decrease)
	$	$	$
	(unaudited)	(unaudited)
Revenue	222,612	91,005	131,607
Cost of Revenue	(94,052)	(16,044)	(78,008)
Gross Profit	128,560	74,961	53,599
Selling and Distribution Expenses	(48,395)	(43,066)	(5,329)
General and Administrative Expenses	(82,330)	(78,559)	(3,771)
Loss from Operation	(2,165)	(46,664)	44,499
Interest Income	6	2	4
Other Expense	29,916	(114)	30,030
Profit/(Loss) before Income Taxes	27,757	(46,776)	74,533
Income Tax	-	-	-
Profit/(Loss) Attributable to ECXJ	27,757	(46,776)	74,533

Revenues

For the three months period ended August 31, 2026, we generated total revenue of $222,612, which comprised $222,054 from automotive products (motor oil and auto parts) and $558 from others.

	For the Three Months Ended August 31,
	2026	% of Net Sales	2025	% of Net Sales	Change
	$		$		$
Brand name management fees and services	-	-	66,878	73.5%	(66,878)
Automotive products and others	222,612	100%	24,127	26.5%	198,485
Total	222,612	100%	91,005	100%	131,607

Total revenues for the three months ended August 31, 2026 were $222,612, compared to $91,005 for the three months ended August 31, 2025, representing an increase of $131,607. The increase was mainly attributable to an increase of $198,485 in automotive products and others, partially offset by a decrease of $66,878 in brand name management fees and services.

The Company engages in trading of motor oil and auto parts to their third-party agents in China. Revenues from services consist of administrative of brand name fees. Payments of services are generally received before delivery the services.

Sales of Automotive Products and Others

Revenues related to sales of automotive products and others are recognized in the consolidated statements of operations and comprehensive income/(loss) when the goods are delivered and ownership transfer to the customers.

Brand Name Management Fees and Services

We earn brand name management fees and services from our customers, who pay one-time fixed fee RMB100,000, RMB200,000 and RMB300,000 for one year, RMB90,000 for one to three years and RMB200,000 for one to five years for exchange of (1) the right to use the brand name “Chejiangling / Teenage Hero Car” and “ECXJ”, (2) the right to receive 10% of other new shops’ brand name permission fee, (3) the right to receive 5% of other new shops’ selling, and (4) the right to receive 20% of other new shops’ administrative fee. The fee is non-refundable.

Cost of Revenue

Cost of revenue consists primarily of costs associated with the purchase of goods. For three months ended August 31, 2026, compared with the three months ended August 31, 2025.

	For The Three Months Ended August 31,
	2026	2025	Change
	$	$	$
Automotive products and others	94,052	16,044	78,008

Cost of revenue for the three months ended August 31, 2026 was $94,052 compared to $16,044 for the three months ended August 31, 2025, an increase of $78,008. The increase of $78,008 was attributable to motor oil and auto parts.

Gross Profit

Gross profit for the three months ended August 31, 2026 was $128,560 compared to $74,961 for the three months ended August 31, 2025, an increase of $53,599 is mainly attributable to the increase of automotive products and others of $120,477 and partially offset by the decrease in brand name administrative fees of $66,878.

Selling and Distribution Expenses

Selling and Distribution expenses consist primarily of payroll costs, travelling expenses, transportation costs and other operating expenses associated with sales and marketing.

For the three months ended August 31, 2026 compared to three months ended August 31, 2025:

	For The Three Months Ended August 31,
	2026	% of Net Sales	2025	% of Net Sales	Change
	$		$		$
Selling and Distribution Expenses	48,395	21.7%	43,066	47.3%	5,329

Selling and Distribution expenses for the three months ended August 31, 2026 were $48,395 compared to $43,066 for the three months ended August 31, 2025, representing an increase of $5,329. The increase of $5,329 was attributable to the increase in transportation expenses of $4,648, payroll costs of $2,432 and entertainment expenses of $619, and partially offset by the decrease in travelling expenses $1,153, sale commission $927 and others $290. The movement in selling expenses was driven by increase sales of automotive products.

General and Administrative Expenses

General and Administrative (G&A) expenses consist primarily of payroll costs, audit fees, consultancy fees, rental and other related expenses.

For the three months ended August 31, 2026 compared to three months ended August 31, 2025:

	For The Three Months Ended August 31,
	2026	% of Net Sales	2025	% of Net Sales	Change
	$		$		$
General and Administrative Expenses	82,330	37.0%	78,559	86.3%	3,771

General and administrative expenses for the three months ended August 31, 2026 were $82,330 compared to $78,559 for the three months ended August 31, 2025, representing an increase of $3,771. The increase of $3,771 was attributable to the increase in consultancy fees of $5,947, R&D expenses of $321and other expenses of $1,349, and was partially offset by the decrease in rental of $1,328, payroll costs of $1,191, travelling expenses of $808, office expenses of $504 and entertainment expenses of $15.

Taxation

We recorded no income tax expense for the three months ended August 31, 2026 and 2025.

The Company, incorporated in the PRC, is governed by the income tax law of the PRC, and is subject to PRC enterprise income tax (“EIT”), The EIT rate of PRC is 25%.

Generally, our PRC subsidiaries, VIEs and their subsidiaries are subject to enterprise income tax on their taxable income in China at a statutory rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards.

We are subject to value-added tax at a rate of 13% on sales of motor oil and auto parts and 6% on services (brand name administrative services), in each case less any deductible value-added tax we have already paid or borne. We are also subject to surcharges on value-added tax payments in accordance with PRC law.

Net Profit/(Loss)

A net profit of $27,757 and a net loss of $46,776 were recorded for the three months ended August 31, 2026 and 2025, respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since commencing operations, our primary use of cash has been to finance working capital needs. We have financed these requirements primarily from cash generated from operations and related party advances.

Our business is subject to financial risks, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments over the next 12 months primarily with our cash and cash equivalents and operating cash flows.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated.

	For The Three Months Ended August 31,		Quarter to Quarter
	2026	2025	Comparison
	$	$	$
Cash Flows (used in)/provided by operating activities	(108,145)	34,787	(142,932)
Cash Flows used in investing activities	(51,997)	-	(51,997)
Cash Flows provided by financing activities.	142,565	3,849	138,716
Effects on change in foreign exchange rate	1,309	573	736
Net Change in cash during period	(16,268)	39,209	(55,477)

Operating Activities

For the three months ended August 31, 2026, cash flows used in operating activities was $108,145, and cash flow provided by operating activities for the three months ended August 31, 2025 was $34,787, respectively, reflecting a decrease in cash flows of $142,932. The decrease in cash flows provided by operating activities of $142,932 was attributable to a decrease in cash flow of contract liabilities of $268,812 counts receivable of $373, depreciation and amortization of $330 and inventory written back $24, and was partially offset by the increase in cash flow of net profit of $74,533, accrued liabilities and other payables of $19,666, prepayments, deposits and other receivables of $14,678, accounts payable of $10,430, inventories of $7,053, amortization of right-of-use assets of $130 and operating lease liabilities $390

Investing Activities

For the three months ended August 31, 2026 and 2025, net cash used in investing activities were $51,997 and $0, respectively, reflecting a decreased in cash flows of $51,997. The decreased was attributable to advances to Hangzhou Xieli Internet Technology Co., Ltd. of $51,997.

Financing Activities

Cash flows provided by financing activities were $142,565 and $3,849 for the three months ended August 31, 2026 and 2025, respectively, reflecting an increase of $138,716. The increase in net cash flows provided by financing activities was due to an increase in advances from Cuiyoa Luo of $138,216 and Lixin Cai of $500, respectively.

The majority of the Company’s revenues and expenses were denominated in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits

Exhibit No.	Description
10.1	Subscription agreement, dated September 8, 2026 by CXJ Group Co., Limited and Suwen Wang to issue new shares 124,000 shares.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXJ Group Co., Ltd.
(Name of Registrant)

Date: October 22, 2026

	By:	/s/ Lixin Cai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Cuiyao Luo
	Title:	Chief Financial Officer

Date: October 22, 2026

